Form 10QSB
period 2005-09-30
BEACONSFIELD I INC
filed 2006-03-22
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

      |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-51564

                              BEACONSFIELD I, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                  34-2033194
--------                                                  ----------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification number)

497 Delaware Avenue
Buffalo, NY                                               14202
-------------------                                       -----
(Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (716) 882-2157

                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                                   Copies to:
                              Feldman Weinstein LLP
                              420 Lexington Avenue
                                   Suite 2620
                               New York, NY 10170
                          Attn: David N. Feldman, Esq.
                               Tel: (212) 869-7000
                               Fax: (212) 997-4242

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,150,000 shares of Common Stock, par value $.0001 per share, outstanding as of March 13, 2006.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

                              BEACONSFIELD I, INC.

                                   - INDEX -

                                                                         Page(s)
                                                                         -------
PART I- FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Balance Sheets - September 30, 2005 (unaudited) and December
         31, 2004                                                             1.

         Statements of Operations for the cumulative periods
         November 29, 2004 (inception) to December 31, 2004 and
         November 29, 2004 (inception) to September 30, 2005
         (unaudited) and the three and nine months ended
         September 30, 2005 (unaudited)                                       2.

         Statement of Changes in Stockholders' Equity (unaudited) for the cumulative period during the development stage (November
         29, 2004 to September 30, 2005)                                      3.

         Statements of Cash Flows (unaudited) for the cumulative
         period during the development stage (November 29, 2005 to
         September 30, 2005) and the three months ended September 30,
         2005                                                                 4.

         Notes to Financial Statements                                      5-7.

Item 2.  Management's Discussion and Analysis or Plan of Operation            8.

Item 3.  Controls and Procedures                                              8.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings                                                    9.

Item 2.  Changes in Securities                                                9.

Item 3.  Defaults Upon Senior Securities                                      9.

Item 4. Submission of Matters to a Vote of Security Holders                   9.

Item 5.  Other Information                                                    9.

Item 6.  Exhibits and Reports on Form 8-K                                     9.

Signatures                                                                   10.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  September 30,       December 31,
                                                                                      2005                2004
                                                                                  -------------       ------------
                                                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 36,783            $ 37,515
     Other current assets                                                                359               9,500
                                                                                    --------            --------
         Total current assets                                                       $ 37,142            $ 47,015
                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                               $  8,859            $    708
     Accounts payable - related party                                                  2,000                  --
                                                                                    --------            --------
         Total current liabilities                                                    10,859                 708

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized;
        none issued and outstanding                                                       --                  --
     Common stock, $.0001 par value; 75,000,000 shares authorized;
       10,150,000 shares issued and outstanding                                        1,015               1,015
     Additional paid-in capital                                                       49,000              49,000
     Deficit accumulated during the development stage                                (23,732)             (3,708)
                                                                                    --------            --------
                                                                                      26,283              46,307
                                                                                    --------            --------
                                                                                    $ 37,142            $ 47,015
                                                                                    ========            ========

See notes to financial statements.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                     For the Periods
                                                                              -------------------------------
                                                                               November 29,      November 29,
                                         For the Three      For the Nine           2004              2004
                                          Months Ended      Months Ended      (Inception) to    (Inception) to
                                         September 30,      September 30,       December 31,     September 30,
                                             2005               2005               2004              2005
                                         -------------      -------------     ------------      -------------
                                          (Unaudited)        (Unaudited)                         (Unaudited)
REVENUES                                  $         --      $         --      $         --      $         --

GENERAL AND ADMINISTRATIVE
  EXPENSES                                      14,745            20,024             3,708            23,732
                                          ------------      ------------      ------------      ------------
NET LOSS                                  $    (14,745)     $    (20,024)     $     (3,708)     $    (23,732)
                                          ============      ============      ============      ============
BASIC AND DILUTED LOSS PER SHARE
                                          $         --      $         --      $         --      $         --
                                          ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                            10,150,000        10,150,000         5,228,788         9,619,281
                                          ============      ============      ============      ============

See notes to financial statements.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional      During the         Total
                                          Preferred        Common         Paid-in       Development      Stockholders'
                                            Stock          Stock          Capital          Stage            Equity
                                            -----          -----          -------          -----            ------
BALANCE:
     November 29, 2004 (Inception)        $     --        $     --        $     --        $     --         $     --
         Issuance of 10,150,000
            shares of common stock              --           1,015          49,000              --           50,015
         Net loss                               --              --              --          (3,708)          (3,708)
                                          --------        --------        --------        --------         --------
BALANCE:
     December 31, 2004                          --           1,015          49,000          (3,708)          46,307

         Net loss (Unaudited)                   --              --              --         (20,024)         (20,024)
                                          --------        --------        --------        --------         --------
BALANCE:
     September 30, 2005 (Unaudited)       $     --        $  1,015        $ 49,000        $(23,732)        $ 26,283
                                          ========        ========        ========        ========         ========

See notes to financial statements.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                 For the Periods
                                                                                           ----------------------------
                                                                                           November 29,     November 29,
                                                          For the Three    For the Nine       2004            2004
                                                          Months Ended     Months Ended   (Inception) to  (Inception) to
                                                          September 30,    September 30,   December 31,    September 30,
                                                               2005           2005            2004            2005
                                                          -------------    -------------  ------------    -------------
                                                           (Unaudited)     (Unaudited)                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $(14,745)       $(20,024)       $ (3,708)       $(23,732)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Changes in operating assets and liabilities:
            Other current assets                               4,500           9,141          (9,500)           (359)
            Accrued expenses                                   8,245           8,151             708           8,859
            Accounts payable - related party                   2,000           2,000              --           2,000
                                                            --------        --------        --------        --------
              Net cash used in operating activities               --            (732)        (12,500)        (13,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                       --              --          50,015          50,015
                                                            --------        --------        --------        --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                         --            (732)         37,515          36,783
CASH AND CASH EQUIVALENTS:
     Beginning of period                                      36,783          37,515              --              --
                                                            --------        --------        --------        --------
     End of period                                          $ 36,783        $ 36,783        $ 37,515        $ 36,783
                                                            ========        ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for income taxes                             $     --        $     --        $    353        $    353
                                                            ========        ========        ========        ========

See notes to financial statements.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION AND NATURE OF BUSINESS

Beaconsfield I, Inc. (the "Company"), located in Buffalo, New York, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business in accordance with Rule 419 of the Securities Act of 1933 (the "Securities Act"). Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

On December 15, 2004, the Company issued 150,000 shares of its common stock for a total of $15 in cash in accordance with a Stock Purchase Agreement. Additionally on that date, the Company issued 10,000,000 shares of its common stock in a private offering, pursuant to Section 4(2) of the Securities Act, for a total of $50,000 in cash.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes - Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that the full benefit of the deferred tax assets will not be realized.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Actual results may differ from these estimates. The accounting estimate that requires management's most difficult and subjective judgment is the recognition and measurement of deferred tax assets and liabilities.

Loss Per Common Share - Basic loss per share is calculated using the weighted average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, other current assets, accrued expenses and accounts payable - related party approximates fair value due to the short period of time to maturity.

3.    EQUITY SECURITIES

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    EQUITY SECURITIES (Continued)

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time-to-time.

Holders of shares of stock of any class shall not be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

4.    INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the three months and nine months ended September 30, 2005 and the periods November 29, 2004 (inception) to December 31, 2004 and November 29, 2004 (inception) to September 30, 2005:

                                                                          For the Periods November 29, 2004
                                   For the Three        For the Nine      ---------------------------------
                                   Months Ended         Months Ended      (Inception) to    (Inception) to
                                   September 30,        September 30,      December 31,      September 30,
                                       2005                 2005              2004               2005
                                  --------------       --------------     -------------        ------------
                                    (Unaudited)          (Unaudited)                           (Unaudited)
Current:
     State minimum tax              $        --         $        --        $        355         $       355
Deferred:
     State                               (1,200)             (1,600)               (200)             (1,800)
     Federal                             (2,000)             (2,700)               (500)             (3,200)
     Valuation allowance                  3,200               4,300                 700               5,000
                                    -----------         -----------        ------------         -----------
                                    $        --         $        --        $        355         $       355
                                    ===========         ===========        ============         ===========

The provision for income taxes differs from the expected tax benefit (computed by applying the U.S. Federal corporate tax rate of 34% to loss before income taxes) primarily as a result of state taxes, graduated tax rates and from increases in the valuation allowance offsetting the Company's deferred tax assets.

The Company had approximately $5,000 and $700 in gross deferred tax assets at September 30, 2005 and December 31, 2004, respectively, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.

At September 30, 2005 and December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $23,000 and $3,400, respectively, available to offset future taxable income through 2025.

BEACONSFIELD I, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    RELATED PARTY TRANSACTIONS

Accounts payable - related party represents amounts paid on behalf of the Company by Corsair Advisors, Inc., an entity owned by a stockholder. The amount was subsequently paid in January 2006.

The Company utilizes the office space and equipment of a stockholder at no cost. Management estimates such amounts to be immaterial.

6.    BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying Interim Financial Statements of the Company as of September 30, 2005 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-SB for the period November 29, 2004 (inception) through December 31, 2004. There have been no changes in significant accounting policies since December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

      The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

      The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.      Description

 *3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on November 29, 2004.

 *3.2            By-Laws

  31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

  32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2006                  Beaconsfield I, Inc.

                                       By: /s/ Andrew  Gertler
                                           -------------------
                                           Andrew Gertler
                                           President