Form 10QSB
period 2006-03-31
BEACONSFIELD I INC
filed 2006-05-24
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

            |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-51564

                             NORTHERN ETHANOL, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                    34-2033194
     --------                                    ----------
      (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)              identification number)

     497 Delaware Avenue
     Buffalo, NY                                 14202
     ------------------------------------        -------------
     (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: (716) 882-2157

                              BEACONSFIELD I, INC.
                     (Former name, former address and former
                   fiscal year, if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |X| No |_|.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,150,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 19, 2006.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             NORETHERN ETHANOL, INC.

                                    - INDEX -


                                                                                      Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of March 31, 2006
(unaudited) F-1

Statements of Operations (unaudited) for the cumulative periods November 29,
     2004 (inception) to March 31, 2006 and the three months ended March 31,
     2006 and March 31, 2005                                                           F-2

Statements of Changes in Stockholders' Equity (unaudited) for the cumulative
     period during the development stage (November 29, 2004 to March 31, 2006)         F-3

Statements of Cash Flows (unaudited) for the cumulative periods November 29,
     2004 (incpetion) to March 31, 2006 and the three months ended March 31,
     2006 and March 31, 2005                                                           F-4

Notes to unaudited interim Financial Statements                                        F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation                       1

Item 3.  Controls and Procedures                                                        35

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings                                                              36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    36

Item 3.  Defaults Upon Senior Securities                                                36

Item 4.  Submission of Matters to a Vote of Security Holders                            36

Item 5.  Other Information                                                              36

Item 6.  Exhibits                                                                       37

Signatures                                                                              38


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE

UNAUDITED INTERIM FINANCIAL STATEMENTS:

      Balance Sheet                                                     F-1
      Statements of Operations                                          F-2
      Statement of Changes in Stockholders' Equity                      F-3
      Statements of Cash Flows                                          F-4
      Notes to Unaudited Interim Financial Statements                F-5 to F-12

               See notes to unaudited interim financial statements

--------------------------------------------------------------------------------
                                                          NORTHERN ETHANOL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (FORMERLY BEACONSFIELD I, INC.)

                                                                   BALANCE SHEET
                                                                     (UNAUDITED)

   AS AT:                                                                      MAR 31, 2006
-------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                         $    8,667
Other current assets                                                                   7,125
                                                                          -------------------
    Total current assets                                                          $   15,792
                                                                          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses                                                                  $    6,698
                                                                          -------------------
    Total current liabilities                                                          6,698

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
   none issued and outstanding                                                             -
Common stock, $.0001 par value; 75,000,000 shares authorized;
  10,150,000 shares issued and outstanding
                                                                                       1,015
Additional paid-in capital                                                            49,000
Deficit accumulated during the development stage                                     (40,921)
                                                                          -------------------
                                                                                       9,094
                                                                          -------------------
                                                                                  $   15,792
                                                                          ===================


               See notes to unaudited interim financial statements

--------------------------------------------------------------------------------
                                                          NORTHERN ETHANOL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (FORMERLY BEACONSFIELD I, INC.)

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                               THREE MONTHS ENDED MARCH 31             NOV 29, 2004
                                            -----------------------------------        (INCEPTION)
                                               2006                  2005             TO MAR 31, 2006
                                            ----------------     --------------       ---------------

REVENUES                                    $         --          $         --          $         --

GENERAL AND ADMINISTRATIVE EXPENSES                9,448                 2,779                40,921

                                            --------------------------------------------------------
NET LOSS                                    $     (9,448)         $     (2,779)         $    (40,921)
                                            ========================================================

BASIC AND DILUTED LOSS PER SHARE            $      (0.00)         $      (0.00)
                                            ==================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                            10,150,000            10,150,000
                                            ==================================


               See notes to unaudited interim financial statements

--------------------------------------------------------------------------------
                                                          NORTHERN ETHANOL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (FORMERLY BEACONSFIELD I, INC.)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                         COMMON STOCK              ADDITIONAL                      ACCUMULATED
                                   --------------------------        PAID-IN       ACCUMULATED    COMPREHENSIVE
                                     SHARES         AMOUNT           CAPITAL         DEFICIT       GAIN (LOSS)         TOTAL
                                   ----------       ---------       ----------       --------        ----------       --------
Inception, November 29, 2004               --       $      --       $       --       $     --        $       --       $     --

  Stock issued for cash            10,150,000           1,015           49,000             --                --         50,015
Net loss for the period
Novemeber 29, 2004
(Inception)  to December
31, 2004                                   --              --               --         (3,708)               --         (3,708)
                                   ----------       ---------       ----------       --------        ----------       --------

Balances, December 31, 2004        10,150,000           1,015           49,000         (3,708)               --         46,307

                                   ----------       ---------       ----------       --------        ----------       --------
Net loss for the year ended
December 31, 2005                          --              --               --        (27,765)               --        (27,765)
                                   ----------       ---------       ----------       --------        ----------       --------

Balances, December 31, 2005        10,150,000           1,015           49,000        (31,473)               --         18,542

Net loss for the three
months ended March 31, 2006
(unaudited)                                --              --               --         (9,448)               --         (9,448)
                                   ----------       ---------       ----------       --------        ----------       --------

Balances, March 31, 2006
(unaudited)                        10,150,000       $   1,015       $   49,000       $(40,921)       $       --       $  9,094
                                   ==========       =========       ==========       ========        ==========       ========


               See notes to unaudited interim financial statements

--------------------------------------------------------------------------------
                                                          NORTHERN ETHANOL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (FORMERLY BEACONSFIELD I, INC.)

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                   NOV 29, 2004
                                                                           THREE MONTHS            (INCEPTION)
                                                                           ENDED MAR 31
                                                                      ------------------------
                                                                                                     TO MAR 31,
                                                                        2006           2005             2006
                                                                      ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (9,448)       $ (2,779)       $(40,921)
Adjustments to reconcile net loss to net cash used in operating activities
    Changes in operating assets and liabilities:
       Other current assets                                              3,125           2,500          (7,125)
       Accrued expenses                                                  3,600             259           6,698
       Accounts payable - related party                                 (2,000)             --              --
                                                                      ----------------------------------------

Net cash used in operating activities                                   (4,723)            (20)        (41,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                      --              --          50,015

NET (DECREASE) INCREASE IN CASH                                       ----------------------------------------
AND CASH EQUIVALENTS                                                    (4,723)            (20)          8,667

CASH AND CASH EQUIVALENTS:
Beginning of period                                                     13,390          37,515              --

                                                                      ----------------------------------------
End of period                                                         $  8,667        $ 37,495        $  8,667
                                                                      ========================================


               See notes to unaudited interim financial statements

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION AND OPERATIONS

Beaconsfield I, Inc. (the "Company"), located in Buffalo, New York, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business. Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

On December 15, 2004, the Company issued 150,000 shares of its common stock for a total of $15 in cash in accordance with a Stock Purchase Agreement.
Additionally on that date, the Company issued 10,000,000 shares of its common stock, for a total of $50,000 in cash.

On April 6, 2006, the Company incorporated Northern Ethanol, Inc., a 100% owned subsidiary under the laws of the State of Delaware. Effective May 3, 2006, the Company merged with this subsidiary, and was the surviving entity. As permitted by Delaware law, the Company has adopted Northern Ethanol, Inc. as its corporate name on May 3, 2006. On April 11, 2006, the Company incorporated two 100% owned Canadian subsidiaries, Northern Ethanol (Canada) Inc. and Northern Ethanol (Barrie) Inc.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
The accompanying interim financials statements of the Company as of March 31, 2006, for the three months ended March 31, 2006 and 2005 and for the period from November 29, 2004 (Inception) to March31, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. .

CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

LEASES - The Company follows the guidance in SFAS No 13 "Accounting for Leases", which requires the Company to evaluate the leases it signs to determine whether they represent operating or capital leases at the inception of the lease.

STOCK BASED COMPENSATION - Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period
(usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION - The Company has determined that the functional currency of its Canadian subsidiaries is the Canadian dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:
            (i) Assets and liabilities at the rate of exchange in effect at the balance sheet date; and
            (ii) Revenue and expense items at the average rate of exchange prevailing during the period
Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but are reported as a component of other comprehensive income (loss).

The Company translates foreign currency transactions into the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

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

The Company has approximately $6,000 in gross deferred tax assets at March 31, 2006 resulting from deferred start-up costs. A valuation allowance has been recorded to fully offset these deferred assets because the future realization of the related income tax benefits is uncertain. The change in the valuation allowance from December 31, 2005 to March 31, 2006 amounted to approximately $300.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Actual results may differ from these estimates

LOSS PER COMMON SHARE - The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. There were no options outstanding at March 31, 2006 and 2005. Accordingly, basic and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, other current assets, accrued expenses and accounts payable - related party approximates fair value due to the short period of time to maturity.

PROPERTY AND EQUIPMENT - Computer equipment is recorded at cost and is depreciated on a straight-line basis over its estimated useful life.

Leasehold improvements are capitalized at cost and amortized on a straight line basis over the term of the lease.

Depreciation and amortization commences at the time when the assets are substantially being used in operations.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

4.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, the Company repaid Corsair Advisors, Inc., an entity owned by a stockholder for advances it had made on behalf of the Company prior to December 31, 2005. Additionally, the Company utilized the office space and equipment of a stockholder at no cost, until April 2006, when the Company entered into a lease for office space, as further discussed in Note 5(c).

Also during April 2006, the Company entered into a lease for property to be used as an ethanol processing facility, as further discussed in Note 5(c). These leases were entered into with an entity affiliated with a stockholder of the Company.

--------------------------------------------------------------------------------

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    SUBSEQUENT EVENTS

On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price equal to $10.00, to its Chief Executive Officer. The options will vest in equal amounts each quarter over the next 2 years. The options expire 5 years following the date of grant.

On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 50,000 shares of the Company's common stock at an exercise price equal to $10.00, to its Chief Financial Officer. The options will vest in equal amounts each quarter over the next 2 years. The options expire 5 years following the date of grant.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

      -------------------------------------------------------------------
                                                                   2006
      -------------------------------------------------------------------
      Risk Free Rate interest rate                                 4.02%

      Volatility factor of the future expected market price
      of the Company's common shares                              86.56%

      Weighted average expected life in years                       5.0

      Expected dividends                                           NONE
      -------------------------------------------------------------------
      -------------------------------------------------------------------

The fair value of the options granted as determined above was $1,748,764, of which $1,235,485 will be expensed in fiscal 2006.

Subsequent to the quarter end, as at May 19, 2006, the Company has received $1,475,000 under the terms of a unit subscription agreement which provides for the purchase of one share of common stock for $10.00. As at May 19, 2006, 147,500 shares of the Company's common stock are issuable under the terms of this agreement. The Company is authorized to issue to accredited investors only up to 500,000 shares of common stock under the terms of the Unit Subscription agreement. Sales of units of the Company's stock under these agreements will continue during the second quarter.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    SUBSEQUENT EVENTS (CONTINUED)

(c) At April 20, 2006, the Company entered into a lease agreement through its wholly owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with optional renewal periods, on an industrial property located in Barrie, Ontario, Canada, (the "Barrie Lease"), on which it intends to construct an ethanol processing facility. The Company also entered into a 5 year lease on April 11, 2006 through its wholly owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in 193 King Street East, Suite 300, Toronto, Ontario, CANADA to be used for its head office (the "Head Office Lease"). The Company has analyzed these leases and determined that the terms of the property lease at the Barrie industrial location qualify it as a capital lease. The terms of the office lease at the Toronto location qualify it as an operating lease.

As the Barrie location was acquired for the purposes of constructing an ethanol processing facility, and the plant is not yet operational, no amortization or interest expense related to this lease is reflected in the pro forma condensed income statement presented below. The interest during the construction period will be capitalized.

The terms of the leases require the following minimum payments:

  FISCAL YEAR        BARRIE LEASE       HEAD OFFICE LEASE             TOTAL

      2006          $     323,916           $      89,897        $     413,813
      2007              1,943,493                 154,110            2,097,603
      2008              1,943,493                 154,110            2,097,603
      2009              1,943,493                 154,110            2,097,603
      2010              1,943,493                 154,110            2,097,603
    Thereafter         46,515,177                  64,212           46,579,389
                  ----------------     -------------------    -----------------
                    $  54,613,065           $     770,549        $  55,383,614

(d) The following unaudited pro forma condensed financial information gives effect to the Company of entering into the leases as discussed in (c) above. The Company is providing this pro forma financial information to aid in analysis of the financial condition and results of operations of the Company following the signing of the leases. This pro forma financial information is derived from the unaudited financial statements of the Company for the three months ended March 31, 2006. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the historical financial statements. The unaudited pro forma condensed consolidated balance sheet gives effect to the leases as if they had each occurred on January 1, 2006 and combines the effect of these transactions with the unaudited condensed historical balance sheet of the Company as of March 31, 2006. The unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2006, assumes that the merger was effected on January 1, 2006. The consolidated proforma financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions are eliminated on consolidation. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and does not purport to be indicative of the operating results or financial position that would have actually occurred if the merger and other equity transactions had each been effected on the dates indicated, nor is it indicative of our future operating results or financial position. The pro forma adjustments are based on the information and assumptions available as of May 16, 2006.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    SUBSEQUENT EVENTS (CONTINUED)


PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         PRO FORMA             PROFORMA
                                                                  31-MAR-06             ADJUSTMENTS
ASSETS                                                           (unaudited)            (unaudited)           (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                              $     8,667                               $      8,667
Other current assets                                                         7,125                                      7,125

                                                           -------------------------------------------------------------------
    Total current assets                                                    15,792                     -               15,792

Property and equipment under capital
lease                                                                            -    (#1)    16,018,201           16,338,548
                                                                                      (#2)       320,347

                                                           -------------------------------------------------------------------
                                                                       $    15,792           $16,338,548         $ 16,354,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued                                                                $     6,698                                 $    6,698
expenses
                                                                                      ($3)   $ 1,943,493
Accounts payable - related party                                                      (#4)       269,692            2,213,185
                                                           -------------------------------------------------------------------
                                                                             6,698             2,213,185            2,219,883

Obligation under capital lease - related party                                   -    (#1)    16,018,201           14,395,055
                                                                                      (#2)       320,347
                                                                                      (#3)   (1,943,493)

                                                           -------------------------------------------------------------------
                                                                             6,698            16,608,240           16,614,938
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
   none issued and outstanding                                                   -                     -                    -
Common stock, $.0001 par value; 75,000,000 shares authorized;
  10,150,000 shares issued and outstanding                                   1,015                     -                1,015
Additional paid-in capital                                                  49,000                     -               49,000
Deficit accumulated during the development stage                           (40,921)   (#4)      (269,692)           (310,613)
                                                           -------------------------------------------------------------------
                                                                             9,094              (269,692)            (260,598)

                                                           -------------------------------------------------------------------
                                                                       $    15,792           $16,338,548         $ 16,354,340
                                                           ===================================================================


NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    SUBSEQUENT EVENTS (CONTINUED)


PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                                 3 MONTHS ENDED:             Lease                PROFORMA
                                                                    31-MAR-06             adjustments
                                                                   (unaudited)            (unaudited)            (unaudited)
REVENUES                                                           $           -        $            -         $           -

GENERAL AND ADMINISTATIVE EXPENSE
                                                                           9,448                                       9,448
OCCUPANCY EXPENSE                                                                        (#4)  269,692               269,692
                                                           -------------------------------------------------------------------
                                                                           9,448               269,692               279,140

                                                           -------------------------------------------------------------------
NET LOSS                                                           $      (9,448)       $     (269,692)        $     (279,140)
                                                           ===================================================================

BASIC AND DILUTED EARNINGS PER SHARE                               $       (0.00)                              $        (0.03)
                                                           =======================                       =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                      10,150,000                                   10,150,000
                                                           =======================                       =====================


NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY BEACONSFIELD I, INC.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    SUBSEQUENT EVENTS (CONTINUED)

NOTES TO PRO FORMA CONDENSED FINANCIAL STATEMENTS


# 1
Property and equipment                                                              16,018,201
Obligation under capital lease - related party                                    (16,018,201)
Record present value of lease payments using a 12% discount rate over 25 years, the initial term of the lease.

# 2
Property and equipment                                                                 320,347
Obligation under capital lease - related party                                       (320,347)
Record interest expense on capital lease during construction period

# 3
Obligation under capital lease - related party
Accounts payable - related party                                                     1,943,493
Record lease payments on capital lease                                             (1,943,493)

# 4
Operating lease expense - related party                                                269,692
Accounts payable - related party                                                     (269,692)
Record lease payments on operating lease - quarter


For purposes of these pro forma condensed financial statements, a rate of 1.1680 has been used to convert Canadian dollar amounts into US dollars.

                              * * * * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                      FORWARD LOOKING STATEMENTS DISCLAIMER

Except for the historical information contained herein, the matters discussed below or elsewhere in this report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Quarterly Report on Form 10-QSB, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) its ability to successfully construct an ethanol productionfacility and to secure customers for its products, (b) the market price for gasoline and ethanol and continued government suppoert for ethanol as a gasoline additive, (c) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (d) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (e) changes in the terms or availability of insurance coverage for the Company's plans, (f)
regulatory or legal changes affecting the Company's business, (g) loss of business from, or significant change in relationships with, any major customer,
(h) the ability to successfully identify and contract new business opportunities, both domestically and internationally, and (i) the ability to secure necessary capital for general operating or expansion purpose. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

MANAGEMENT DISCUSSION AND ANALYSIS

CORPORATE BACKGROUND

Northern Ethanol Inc. ("we," the "Company", "Northern", or the "Registrant") was incorporated as "Beaconsfield I, Inc." in the State of Delaware on November 29, 2004, and was formed as a vehicle to pursue a business combination. In May 2006, the Company changed its name to Northern Ethanol Inc., by effecting a merger of a subsidiary company into Beaconsfield I, Inc., in recognition of its target business activity as discussed below. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.

RESULTS OF OPERATIONS

For the period from its formation through March 31, 2006, the Company has not conducted any active operations, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during the development stage, and the Company is unlikely to have any revenues until it is able to consummate or effect the business plan which is outlined below, of which there can be no assurance.

PLAN OF OPERATIONS

The Company has begun active negotiations with various parties to facilitate its entry into the business of manufacturing fuel ethanol for sale to oil refiners and other users.

The Company has secured or is in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia), and one location in upper New York State for total planned production capacity of 300 million US gallons per annum.

Each of these locations will be the site for a corn based ethanol processing facility.

The Company is implementing a strategy to grow by:

- Building state of the art processing plants on brown field and green field sites;
-     Negotiating stable long term contracts with key suppliers;
-     Securing long term sales agreements;
-     Pursuing acquisitions of existing ethanol producers
- Pursuing acquisitions and/or strategic alliances with ethanol technology companies

Ethanol Production Facilities

The Company is committed to investing in the latest technology to ensure that the processing costs are as low as possible, and the outputs are of the highest quality. The initial locations have been chosen due to proximity to supply of corn, natural gas, and water, and are well located for the transportation of inputs and products.

Corn supply

The Company has a letter of intent with a privately held grain merchant's corporation (the "Grain Merchant"), which owns and operates grain elevators, and has extensive domestic and international experience in international grain origination and co-product merchandizing. We expect to engage them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates.

Sales

The Company has been in discussion with a privately held corporation which provides ethanol marketing capability across North America. The ethanol marketing company is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. The Company expects to engage this marketing company to handle the sales of our ethanol production.

We expect that the Grain Merchant would assist us with the sale of our dried distillers grain by-product through spot sales or long-term contracts to major purchasers.

We expect to seek a CO2 sales agreement for a purchase commitment on all of our production.

Environmental Benefits

The benefits of reducing green house emissions are well understood and the Company is proud to provide green energy to the markets that it will be serving.

The two facilities currently envisaged for Ontario are expected to be built over the next two years. The Upper New York State facility is expected to be built one year later.

--------------------------------------------------------------------------------
THE COMPANY
--------------------------------------------------------------------------------

Our goal is to produce, market and sell ethanol and other renewable fuels in the Eastern United States and Canada.

We will be engaged in the business of producing and selling ethanol in Ontario, and the North-Eastern and Mid-Western United States and Europe. We anticipate that the long-term growth in demand for ethanol will ensure a strong market for all of the output of our facilities.

We believe that we will have a competitive advantage due to the market niches that we have targeted as well as our intention to build a cost effective facility to provide supply of ethanol to regions where there is limited supply currently available.

The Company has secured, or is in the advanced stages of securing, sites to build ethanol processing facilities at the following locations:

- Barrie, Ontario, Canada; 100 million gallons - The site has been obtained under a 45 year lease including renewal options. The site is owned by an affiliate of one of the shareholders of the Company.
- Sarnia, Ontario, Canada; 100 million gallons - The site is under negotiation.

In addition, the Company is actively negotiating for the acquisition and development of a site at the following location:

-     New York State, United States of America; 100 million gallons

Each of these locations will be the site for a state-of-the-art ethanol processing facility using corn as the feedstock. The Barrie location represents a conversion of an existing site from a former brewery. The Sarnia and Upstate New York locations represent new construction.

The Barrie, Ontario site is under long-term lease by the Company. The lease allows the Company to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations.

The Sarnia site comprises 109 acres and the acquisition terms are currently under negotiation. This site is adjacent to a major rail line, has good highway access and is fully zoned and serviced.

The New York site is undergoing a comprehensive evaluation for a 100 million gallon facility and business terms of the site acquisition are currently under discussion.

We will begin construction at each location as soon as we are able to secure all the necessary financing and permits to complete construction of this facility. We expect this financing to take the form of both debt and equity, however, it is the Company's intention to use leverage to the greatest extent feasible as is typical with larger energy infrastructure projects. To date, we have not obtained all of this required financing. See "Risk Factors" for a more detailed discussion.

The manner in which Northern will develop future sites beyond the initial aforementioned locations will depend upon the nature of the opportunity, the respective needs of the parties involved, and desires of the Company. The Company expects to set up a separate subsidiary to own each ethanol plant. The Company may purchase assets outright, acquire an ownership interest in companies controlling key assets, or issue shares in the subsidiary company that controls the site to outside parties who control key assets.

It is likely that Northern will finance its participation in a business opportunity through the issuance of common stock or other securities of Northern and through the issuance of senior debt secured against the assets of each operating location.

In the case of cash acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so that is will not require stockholder approval.

--------------------------------------------------------------------------------
EXPECTED CAPITALIZATION
--------------------------------------------------------------------------------

The following table sets forth our target capitalization as of the Company as of the expected start of operations of the Barrie and Sarnia facilities.

                                                        As at March 31 , 2008

Long-term Debt (including capitalized interest)
         Senior Debt                                         $197,000,000
         Subordinate Debt                                    $140,500,000
                                                             ------------
         Total Long-Term Debt                                $337,500,000
Stockholders' Equity:
         Common Equity                                       $35,000,000
         Accumulated Deficit                                 $(4,200,000)
                                                             ------------
         Total Stockholders' Equity                          $30,800,000

Total Capitalization                                         $368,300,000
                                                             ============

--------------------------------------------------------------------------------
EXPECTED CUSTOMERS
--------------------------------------------------------------------------------

Ethanol

The Company has entered into discussions with major oil refiners and selected Ethanol marketers for the sale of its expected Ethanol production. The Company is confident that it will execute non-binding agreements in the near term with these parties for up to 80% of expected production volume for at least three (3) years from the Barrie and Sarnia facilities. The selling price under these agreements is expected to be relative to the local fuel wholesale (rack) unleaded gasoline daily spot market.

Dried Distillers Grains and Solubles (DDGS)

The Company has entered into discussions with major marketers and users of DDGS for the sale of its DDGS by products. The Company is confident that it will execute non-binding agreements in the near term with these parties for all of its expected production volume for at least three (3) years. The selling price under these agreements is expected to be at the local and international spot market.

Carbon Dioxide (CO2)

The Company has entered into discussions and or agreements with major local users of CO2 for the sale of its CO2 by-product. The Company is confident that it will execute non-binding agreements in the near term with these parties for 100% of expected production volume for at least five (5) years. The selling price under these agreements is expected to be at the local spot market.

--------------------------------------------------------------------------------
BUSINESS STRATEGY
--------------------------------------------------------------------------------

Our primary goal is to become a leader in the production, marketing and sale of ethanol in Canada and the Eastern United States. Our business strategy to achieve this goal includes the following elements:

Complete construction of our first ethanol production facilities and begin producing ethanol and co-products

Our initial goal is to construct two facilities to produce ethanol and its co-products, specifically, DDGS and CO2, for sale in Ontario and the Northeastern and Midwestern United States and Europe. Our proximity to the geographic market in which we plan to sell our ethanol provides us significant competitive advantages over other ethanol producers.

Upon our successful construction of multiple manufacturing facilities in Canada and US, we believe there are significant opportunities for cost savings in raw materials purchasing, transportation, engineering and operations which will provide a profitability advantage vis-a-vis other smaller and single-site ethanol producers.

We plan to explore opportunities to make strategic acquisitions of existing or pending ethanol production facilities. In circumstances where we determine that the acquisition of existing or pending ethanol production facilities represents an opportunity to more quickly or successfully meet our business goals, we intend to undertake to consummate these acquisitions.

We plan to identify and exploit new technologies for reduced costs and greater manufacturing yields. For example, we are examining new technologies enabling the conversion of cellulose, which is generated predominantly from wood waste, paper waste and agricultural waste, into ethanol which would reduce or eliminate our dependency on corn as a primary feedstock, while also helping local municipalities deal with ever increasing demands on their garbage disposal sites.

--------------------------------------------------------------------------------
Management Team
--------------------------------------------------------------------------------

Gordon Laschinger,
President and CEO

Mr. Laschinger's career included over twenty years in senior management of one of Canada's largest energy firms. For the past eight years he has been Vice President - Investment with J.J. Barnicke, a commercial brokerage firm headquartered in Toronto, Canada. Gord is Chairman, William Osler Health Centre, and is currently overseeing the $CDN 750 million construction of Canada's largest hospital infrastructure project.

Ciaran Griffin,
Chief Financial Officer

Mr. Griffin is a Chartered Accountant and a Chartered Financial Analyst. He spent ten years overseas on assignment with ADIA, a multi-billion dollar international investment fund where he was responsible for all aspects of financial and management reporting and fund performance analytics. He also led a best practice initiative mandated to implement innovate new software applications and to redesign business processes to improve their efficiency and effectiveness. Since returning to Canada, he has worked as an accounting consultant for an insurance company and as Director of Finance for Envoy Communications Group Inc., a NASDAQ and TSX listed marketing company, where he was responsible for the quarterly and annual financial statements and other regulatory filings. Mr. Griffin was awarded a Bachelor of Commerce degree from the University of Toronto. Mr. Griffin also serves as Chief Financial Officer of Neutron Enterprises, Inc., a publicly traded digital signage business. Mr. Griffin expects to devote 50% of his working time to the Company.

The Company is currently seeking to hire several additional executives to complete its management team including a President & Chief Operating Officer and Vice-President of Technology.

--------------------------------------------------------------------------------
Canadian and United States Ethanol Markets
--------------------------------------------------------------------------------

Ethanol cuts the emissions of unburned hydrocarbons and carbon monoxide. There is a net reduction in harmful ozone forming emissions, and greenhouse gases are with the use of ethanol blended gasoline since growing corn removes carbon dioxide from the air. Ethanol use is approved by all vehicle manufacturers and is used across Canada and the United States.

Producing ethanol increases the supply of high protein animal feed ingredients through the distillation process; this creates new agricultural business opportunities centered on the plant, and helps offset imports of soybean meal and other animal feeds.

Fuel ethanol benefits the economy as well as the environment. Production of fuel ethanol in Canada (and around the world) has produced a new market for agricultural products, improving financial stability and security for farmers, in addition to direct and indirect employment opportunities from farming to transportation and manufacturing.

Brazil is a world leader in the use of fuel ethanol with nearly half of its cars operating on pure ethanol. In response to the oil crisis of the mid 1970's the Brazilian government in cooperation with private industry, created a national program to produce alcohol from sugar cane and to build ethanol compatible engines.

According to the Canadian Renewable Fuels Association, the United States ethanol industry continues to set ethanol production records and this past February set another production record surpassing 126,000 barrels per day - an increase of 16% over last year - and trends indicate a record year of production totaling over 1.8 billion gallons. The current demand for Ethanol globally is estimated at 10 billion US gallons per year.

Today, many countries around the world are testing oxygenated and (near 100%) alcohol fuels. In the U.S. ethanol blends make up about 12% of the total gasoline market. In some parts of the U.S., projects are underway to test the viability of replacing diesel fuel with ethanol.

North American governments have been engaged in creating programs to encourage the use of ethanol to reduce dependence on oil, to achieve higher environmental standards and to stimulate rural economies and as a result, ethanol production has been growing steadily in recent years. The health of the ethanol industry remains closely tied to government programs that provide tax incentives, tariff exemptions and regulatory mandates that favour ethanol's use as a fuel additive.

Effective January 1, 2007, the Ontario Government has mandated a minimum average of 5 percent ethanol in gasoline as a way to support agriculture, improve air quality, and reduce dependence on petroleum. It is widely believed that ethanol blenders will blend ethanol at greater than 5% for optimal gasoline-ethanol stability.

The demand for fuel ethanol in Canada has grown substantially in the last decade, and currently stands at approximately 300 million litres per annum.

Historically, production capacity has closely tracked demand, however, with the recently introduced Ontario government legislation, demand is forecast to outstrip supply. Based on the current 14 billion litres annual gasoline consumption, ethanol demand will be 700 million litres in 2007 and could reach
1.4 billion litres by 2010 based on a 10% ethanol blend.

The US ethanol industry are the fastest growing energy industries in the world. Ethanol is blended in 30% of our nation's gasoline. An annual record of 3.4 billion gallons of ethanol was produced in 2004 from the 81 plants in operation across the United States. Production will be increased by another 800 millions gallons from the 16 additional plants currently under construction.

According to the U.S. Department of Energy, ethanol is typically blended at 5.7% to 10% by volume in the United States, but is also blended at up to 85% by volume for vehicles designed to operate on 85% ethanol. Compared to gasoline, ethanol is cleaner burning and contains higher octane. We anticipate that the increasing demand for transportation fuels coupled with limited opportunities for gasoline refinery expansions and the growing importance of reducing CO2 emissions through the use of renewable fuels will generate additional growth in the ethanol market.

In August, 2005, President George W. Bush signed into the law the Renewable Fuels Standard which mandates the use of 4.0 billion gallons of renewable fuels by oil refiners in 2006, increasing to 7.5 billion gallons in 2012. The vast majority of this renewable fuel will be ethanol.

Typically ethanol is blended with gasoline to produce an oxygenated motor fuel. The most common blend consists of 10 percent ethanol and 90 percent gasoline although E85 (a blend of 85 percent ethanol and 15 percent gasoline) also is used. Ethanol-blended fuels currently account for more that 12 percent of U.S. motor fuel sales. Ethanol is widely marketed across the United States as a high quality octane enhancer and oxygenate capable of reducing air pollution and improving automobile performance. In spark ignition engines, ethanol emits significantly less carbon monoxide and air toxic pollution than gasoline therefore reducing the amount of harmful emissions released into the atmosphere.

Gasoline is oxygenated because the oxygen makes gasoline burn cleaner thereby reducing ozone forming compounds and carbon monoxide.

The U.S. Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Basin, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York-New Jersey, Hartford Region, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California's Central Valley was added in 2002. At the outset of the program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which currently represents approximately 60% of the national market.

The legislation requires a minimum of 2.0% oxygen by weight in reformulated gasoline as a means of reducing carbon monoxide pollution and replacing octane lost by reducing aromatics which are high octane portions of refined oil. The Reformulated Gasoline Program also includes a provision that allows individual states to "opt into" the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly the entire Northeast and middle Atlantic areas from Washington, D.C., to Boston not under the federal mandate have "opted into" the federal standards.

The two available oxygenates to meet both oxy-fuel and RFG requirements have been MTBE (methyl tertiary butyl ether) and ethanol. MTBE is an ether made from methanol produced from natural gas and, until recently, has been the most widely used oxygenate to meet CAAA90 requirements.

Because of its favorable handling qualities and the fact that it is a petroleum product, MTBE has been the preferred oxygenate for the petroleum industry. However, MTBE has shown significant adverse environmental and health safety characteristics that have led to the decision by several key States to ban its use. Specifically, MTBE is highly persistent (i.e. it has a very long half-life) and has been identified as a potential carcinogen. MTBE has been detected in drinking water supplies in almost all areas where it is used. Reflecting these issues, California, New York, Connecticut, New Jersey and more than twenty other states have banned the use of MTBE.

In Ontario, use of ethanol will be driven primarily from legislation put in place by the Dalton McGuinty government which mandates a 5% ethanol blend in gasoline by January 1, 2007. It is widely believed that ethanol blenders will blend ethanol at greater than 5% for optimal gasoline-ethanol stability.

Management of Northern Ethanol believes that the core markets for the company's products will those located within approximately 500 miles of its production sites with the additional requirements that significant competition with closer geography not be present and use of ethanol is mandated via blending requirements or MTBE bans. Based on these requirements, management believes that its core markets will be as follows:

-        Michigan
-        New Hampshire
-        New Jersey
-        New York
-        Ohio
-        Ontario
-        Rhode Island

The Government of Canada is also considering legislation which would mandate the use of 5% ethanol nationally by 2010. If this comes into effect, then Quebec would also become a target market.

It is estimated that markets that are within 500 miles of our proposed locations, will require approximately 2 Billion gallons of ethanol by 2007 based on a 7.5% blend. This analysis is believed to be conservative as it projects ethanol demand only from regions with current MTBE bans or mandated ethanol blending and does not take into account areas where MTBE bans may be enacted in the future.

Due to the fact that significant competition or closer geographic proximity from the US mid-West is forecast to service Illinois and Indiana, these markets have not been included as target markets for our business.

It is estimated that current ethanol production capacity in the US, Ontario and Quebec is approximately 4.3 billion gallons, with an additional 2.1 billion gallons to come online by the end of 2007 from expansion of existing facilities and new construction. In addition, management estimates that a potential additional 254 million gallons could come online by 2008, although this planned capacity is believed to be at an early state of development. In total, assuming this potential capacity comes online, total production would be 6.7 Billion gallons, the majority of which would be situated in the prime corn producing regions of the US mid-West.

Northern believes it will have a key competitive advantage in supplying its target markets due to the relative lack of planned competitive production capacity. In total of the six states and one province identified as target markets, local demand is forecast to outstrip supply by over 2 billion gallons annually.

Key metros to which Northern believes it will supply most of its ethanol production include Toronto, Detroit, Cleveland, Cincinnati, Buffalo and New York City.

We believe that the conclusion that can be drawn from the above analysis is that there is forecast to be excess demand in both Ontario and the Eastern United States key ethanol markets (assuming only current MTBE bans are in effect) to which Northern plans to supply, which will help to ensure that its ethanol production is sold into a strong market.

--------------------------------------------------------------------------------
Ethanol Production Process
--------------------------------------------------------------------------------

The production of ethanol from starch or sugar-based feedstocks has been practiced for thousands of years. While the basic production steps remain the same, the process has been refined considerably in recent years, leading to a highly-efficient process. The modern production of ethanol requires large amounts of corn, or other high-starch grains, and water as well as chemicals, enzymes and yeast, and denaturants such as unleaded gasoline or liquid natural gas, in addition to natural gas and electricity.

In the dry milling process, corn or other high-starch grains are first ground into meal and then slurried with water to form a mash. Enzymes are then added to the mash to convert the starch into the simple sugar, dextrose. Ammonia is also added for acidic (pH) control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to ethanol and CO2 begins.

After fermentation, the resulting "beer" is transferred to distillation, where the ethanol is separated from the residual "stillage." The ethanol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. The resulting anhydrous ethanol is then blended with about 5% denaturant, which is usually gasoline, and is then ready for shipment to market.

The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 40% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce wet distillers grains, or WDG, or can be mixed and dried to produce dried distillers grains with solubles, or DDGS. Both WDG and DDGS are high-protein animal feed products.

--------------------------------------------------------------------------------
Corn Market and Supply
--------------------------------------------------------------------------------

The cost of corn is the largest variable cost associated with the production of ethanol. A 100 million gallon per year ethanol facility requires approximately 38 million bushels of corn each year, the cost of which is expected to equate to approximately 50% of net sales. We expect that our grain receiving facilities at our Barrie and Sarnia sites will be among the most efficient grain receiving facilities in Canada. Each plant will have the capacity to store at least 10 days supply of corn, or approximately 1.2 million bushels to ensure that there is no interruption to the ethanol production process in the event of any disruptions in the supply of corn.

A timely and economically viable supply of corn will be critical to the success of the Company. We expect that all corn required for the Barrie and Sarnia facilities can be sourced from Ontario, however, opportunistic purchases from the United States, Brazil and other jurisdictions will also form part of our corn supply strategy.

Ontario farmers produced 210.3 million bushels of corn in the 2005 crop year, up from 176.6 million bushels in 2001. According to the Ontario Corn Producers Association, 2006 production is forecast at 228.8 million bushels. Despite a decline in total acreage, improved production technologies have led to a steady increase in yields and total production. As a result, although Ontario is a net importer of corn, prices have remained relatively stable, with a slight downward trend.

Based on our estimated 2007 province wide ethanol production of 700 million litres, and assuming all required corn were sourced from Ontario to the extent available, approximately 70 million bushels of corn would need to be imported to meet the total demand, up from 52 million bushels estimated for the 2006 crop year. This increase in demand is expected to result in a moderate increase in corn prices, which we believe will be partially offset by livestock producers switching from corn based feed to other feed substitutes. As a net result, a small increase in the price of Ontario corn is forecast and the Company has included the anticipated Ontario price increase in its financial projections.

According to the USDA, total United States corn production was 11.8 Billion bushels in 2004, up from 10.1 Billion in 2003. Of this total, 57% was produced in the top four Mid-West producing states of Iowa, Illinois, Nebraska and Minnesota. The Mid-Western US corn belt region is within convenient rail access to Company's initial production sites in Barrie and Sarnia, In addition, the closest states of Michigan, Ohio and New York have substantial production and are within economical truck and or lake vessel distance.

Current production methods require approximately 0.36 bushels of corn per gallon of denatured fuel ethanol (2.8 gallons / bushel). Most corn grown in North America centres in the US Mid-West. Approximately 57% of US corn is produced in Iowa, Illinois, Nebraska and Minnesota.

Using the preceding corn yield assumption and potential production capacity above, ethanol production will consume approximately 20% of current corn production. It is important to note that this corn production is not a forecast number and does not include likely increases in harvests in the next two years. This analysis is supported by the Douglas Tiffany (University of Minnesota) study described in Northern's business plan in which it also projected that US ethanol production will consume 20% of US corn supply by 2007.

Northern believes it can economically source adequate supplies of corn from the following regions which are of close proximity to its planned production sites:

-        Ontario
-        Michigan
-        Ohio

Including Northern, total local ethanol demand for corn in 2008 is forecast at 236 million bushels, up from 40 million bushels at present. Northern would constitute 46% of total local demand or 108 million bushels. Total corn production in these regions is currently 959 million bushels.

US corn prices have historically been relatively stable. Over the past 20 years, the average closing price of corn on the Chicago Board of Trade (CBOT) was $2.30 / bushel. Excluding the brief `corn shock' of 1996 due to a severe Mid-West drought, the price of corn has averaged lower. The current price of corn on CBOT is approximately $2.30.

Northern has assumed a blended U.S. and Ontario price for our corn supply of US $2.55 per bushel (excluding freight). This forecast reflects an anticipated firming of the market with increased US and Ontario ethanol production.

The Grain Merchant company has reviewed the corn requirements for both the Barrie and Sarnia ethanol projects and compared them to the supply and distribution of corn in North America.

Northern believes it will ultimately source approximately 25% of its corn requirement for Barrie and Sarnia facilities in Ontario and 75% from either Michigan or Quebec which will utilize truck, rail and lake vessel transportation methods. The corn supply for the New York state location is in the initial planning stages, however, given limited local supply, we expect that the majority of corn will be sourced from Ohio by rail and truck.

As of February 2006, the USDA's baseline price forecast for corn through from 2008 through 2015 is an average of $2.53/ bushel, which further supports Northern base price assumption.

Furthermore, according to recent study by Douglas Tiffany of the University of Minnesota, US ethanol production will consume 20% of US corn supply by 2007, up from 10% presently as follows as a result of the implementation of the US Renewable Fuels Standard (RFS):

Projected US Ethanol Corn Consumption Vs. Corn Production

                                 Corn Use for
            Ethanol Production   Ethanol           Corn Crop
            (billions of         (millions of      (millions of     % of Corn
Year        gallons)             bushels)          bushels)         Crop
----------- -------------------- ----------------- ---------------- ------------

2004        3.0                  1,259             10,089           12.5%
2005        3.7                  1,370             11,741           11.7%
2006        4.0                  1,482             10,985           13.5%
2007        6.0                  2,222             10,850           20.5%

Source: Douglas Tiffany, Growth in Renewable Fuels and Effects on Feed Mark ets, September, 2005

The study further concluded the following as a result of the RFS through 2012:

-        Ethanol will be produced primarily from corn at dry grind facilities
- Corn prices will increase on average by $0.30 per bushel (approximately 8%) in the US by 2012.
-        Corn acres will rise 3.5%
-        Large supplies of distillers grain by-product will reduce soy-bean meal
         (SBM) prices by 7%, leading to some switching to SBM from corn as a feed ingredient

The price increase in corn forecast above has been incorporated into our financial projection.

In summary, management believes there will be an adequate supply of corn from both local and or Mid-West markets in 2008 and beyond after taking into account the projected demand from new ethanol facilities coming online.

WE PLAN TO SOURCE CORN PRIMARILY FROM ONTARIO, MICHIGAN AND THE US MID-WEST USING A COMBINATION OF STANDARD CONTRACTS, SUCH AS SPOT PURCHASES, FORWARD PURCHASES AND BASIS CONTRACTS. WE PLAN TO ESTABLISH A RELATIONSHIP WITH A FORWARDING BROKER AND EXPECT TO SET ALLOWABLE LIMITS OF OPEN AND UN-HEDGED GRAIN TRANSACTIONS THAT ITS MERCHANTS WILL BE REQUIRED TO FOLLOW PURSUANT TO A RISK MANAGEMENT PROGRAM. THESE LIMITS ARE EXPECTED TO BE REVIEWED AND ADJUSTED ON A REGULAR BASIS.

The Company intends to source its corn from a number of corn marketers and has received a Letter of Intent with a Grain Merchant which provides for both corn provisioning services and distillers grains marketing.

In summary, management believes there will be an adequate supply of corn from both local and or Mid-West markets in 2008 and beyond after taking into account the projected demand from new ethanol facilities coming online.

--------------------------------------------------------------------------------
Distillers Grains and Solubles Market
--------------------------------------------------------------------------------

When ethanol plants make ethanol, remaining nutrients - protein, fiber and oil - are the by-products used to create livestock feed called dried distillers grains with solubles (DDGS). DDGS is rich in cereal and residual yeast proteins, energy, minerals and vitamins and are an excellent digestible protein and energy source for beef cattle. DDGS Is a valuable feed for both feedlot and dairy cattle. In North America, over 80% of DDGS is used in ruminant diets. DDGS is also fed to poultry, and recent studies show excellent nutritional value of DDGS in swine diets, and its use is increasing in the pork industry.

We estimate that approximately 5.8 to 6.8 million tons of dried distillers grains are produced and sold every year in North America. Dairy cows and beef cattle are the primary consumers of distillers grains.

Historically, the market price for distillers grains has been stable in comparison to the market price for ethanol. We believe that the market price of DDGS is determined by a number of factors, including the market value of corn, soybean meal and other competitive protein ingredients, the performance or value of DDGS in a particular feed formulation and general market forces of supply and demand. We also believe that nationwide, the market price of distillers grains historically has been influenced by producers of distilled spirits and more recently by the large corn dry-millers that operate fuel ethanol plants.

The core usage for DDGS is in livestock feed. The feed industry is price sensitive industry, and manufacturers use a system called "least cost formulation" to develop their rations. DDG's are a little more than half of the protein content of soybean meal, therefore it is reasonable to assume they should maintain a value around half the price of soybean meal. Currently, 47.5% soy meal is priced at $222 per tonne in Hamilton, Ontario and 28% DDG's are priced at $113 per tonne in Chatham, Ontario. Just as it is likely to assume that the value of corn will rise as ethanol production in North America increases, it is also reasonable to assume that the value of feed quality proteins will decline as the supply of DDG's increases. Currently the average price of DDG's in the mid western US (Chicago) is approximately $93 per tonne.

--------------------------------------------------------------------------------
Government Regulations
--------------------------------------------------------------------------------

Our existing and proposed business operations are subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. These laws, their underlying regulatory requirements and the enforcement thereof, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

- Restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;

-     The need to obtain and comply with permits and authorizations;

- Liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

-     Specifications for the ethanol we market and plan to produce.

In addition, some of the governmental regulations to which we are subject, are helpful to our ethanol marketing business and proposed ethanol production business. The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol marketing business and proposed ethanol production business are briefly described below.

Ontario Renewable Fuels Standard

In November, 2005, the Ontario Government enacted legislation known as the Renewable Fuel Standard (RFS) which mandates a 5% ethanol blend in all gasoline sold in the province after January 1, 2007. The RFS is a flexible, market orientated means of achieving increased ethanol content in the Ontario gasoline pool. The RFS will increase the demand for fuel ethanol in Ontario to approximately 700 million liters per year.

U.S. Federal Excise Tax Exemption

In the US, Ethanol blends have been either wholly or partially exempt from the federal excise tax, or FET, on gasoline since 1978. The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that 25-year period. Current law provides a $0.051 per gallon exemption from the $0.183 per gallon FET on gasoline if the taxable product is blended in a mixture containing at least 10% ethanol. The FET exemption was revised and its expiration date was extended for the sixth time since its inception as part of the Jumpstart Our Business Strength, or JOBS, Act enacted in October 2004. The new expiration date of the FET exemption is December 31, 2010. We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

Clean Air Act Amendments of 1990

In November 1990, a comprehensive amendment to the Clean Air Act of 1977 established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States. The two principal components affecting motor fuel content are the Oxygenated Fuels Program, which is administered by states under federal guidelines, and a federally supervised Reformulated Gasoline Program.

Oxygenated Fuels Program

Federal law requires the sale of oxygenated fuels in certain carbon monoxide non-attainment Metropolitan Statistical Areas, or MSA, during at least four winter months, typically November through February. Any additional MSA not in compliance for a period of two consecutive years in subsequent years may also be included in the program. The EPA Administrator is afforded flexibility in requiring a shorter or longer period of use depending upon available supplies of oxygenated fuels or the level of non-attainment.

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Basin, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York-New Jersey, Hartford Region, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. California's Central Valley was added in 2002. At the outset of the program there were a total of 96 MSAs not in compliance with clean air standards for ozone, which currently represents approximately 60% of the national market.

The legislation requires a minimum of 2.0% oxygen by weight in reformulated gasoline as a means of reducing carbon monoxide pollution and replacing octane lost by reducing aromatics which are high octane portions of refined oil. The Reformulated Gasoline Program also includes a provision that allows individual states to "opt into" the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly the entire Northeast and middle Atlantic areas from Washington, D.C., to Boston not under the federal mandate have "opted into" the federal standards.

National Energy Bill Legislation

A national Energy Bill was signed into law in August 2005 by President Bush. The Energy Bill substitutes the existing oxygenation program in the Reformulated Gasoline Program with a national "renewable fuels standard." The standard sets a minimum amount of renewable fuels that must be used by fuel refiners. Beginning in 2006, the minimum amount of renewable fuels that must be used by fuel refiners is 4.0 billion gallons, which increases progressively to 7.5 billion gallons by 2012.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the California Air Quality Management District, the San Joaquin Valley Air Pollution Control District and the California Air Resources Board, or CARB. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

--------------------------------------------------------------------------------
Construction of Ethanol Plant
--------------------------------------------------------------------------------

NORTHERN WILL ENTER INTO CONSTRUCTION AGREEMENTS WITH A LEADING CONSTRUCTION COMPANY FOR THE CONSTRUCTION OF AN ETHANOL PLANT AT OUR BARRIE AND SARNIA SITES. WE EXPECT TO INCUR TOTAL CONSTRUCTION COSTS FOR THESE TWO PLANTS OF APPROXIMATELY $317 MILLION.

The Company is currently in discussions with leading general contractors and site engineering firms which will oversee final design and process engineering drawings.

The Company is pursuing the integration of a proven state of the art technology into the final design of the project. Technology providers currently under consideration include:

-        ICM, Inc.
-        Delta-T Corp.
-        Vogelbusch USA, Inc.

A final decision with respect to this selection is expected to be made by June 2006

Northern intends to engage its construction and technology partners on a fixed price, performance guaranteed basis in order to minimize financial risk. The technology providers will be required to provide guarantees covering the guaranteed yield, as well as the quantity of fuel and water used in the process.

--------------------------------------------------------------------------------
Competition
--------------------------------------------------------------------------------

The Ethanol production industry is becoming increasingly competitive. We believe that our ability to successfully compete depends on many factors including but not limited to the economics of feedstock supply, proximity to major customers and extent of transportation infrastructure.

The Company's most significant competitor is Commercial Alcohols Inc. headquartered in Brantford, Ontario with 49% of the total existing and estimated planned competitive ethanol production in Ontario/Quebec of 148 million gallons. We believe that Commercial Alcohols is actively pursuing other production sites in Canada and the United States.

We believe that upon the completion of construction of our Barrie and Sarnia ethanol production plants, we will have a competitive advantage in the Ontario market when selling to oil refiners due to the following:

- Our facilities are strategically located near refiners' gasoline blending terminals
-        We will have full rail transport infrastructure in place
- Our facilities are near to major highway provides efficient road transport
- We will benefit from strong economies in purchasing and distribution through large production volume

--------------------------------------------------------------------------------
Employees
--------------------------------------------------------------------------------

As of April, 2006, we employed five persons. We expect to recruit additional employees of high skill, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand.

--------------------------------------------------------------------------------
Facilities
--------------------------------------------------------------------------------

Our corporate headquarters, located in Toronto, Canada, consists of a 7,200 square foot office rented under a five year gross lease.

We have acquired a 45 year lease, including renewal options, on real property located in Barrie, Ontario consisting of a building of approximately 350,000 square feet and a land area of 30 acres, on which we expect to construct our first ethanol production facility. The site is owned by an affiliate of one of the shareholders of the Company. We are under negotiations to purchase real property located in Sarnia, consisting of approximately 109 acres on which we intend to construct another ethanol production facility. In addition, we are in negotiations to acquire a parcel of real property located in New York State on which we expect to construct an additional ethanol production facility.

--------------------------------------------------------------------------------
DETAILED DESCRIPTION OF PROJECT DESIGN AND PRODUCTION TECHNOLOGY
--------------------------------------------------------------------------------

Grinding

The corn is ground to a fine powder, called meal, by hammer mills.

Liquefaction

The meal is mixed with water and the enzyme alpha-amylase. It is then heated in cookers in order to liquefy the starch in the mash. The cookers have a high temperature stage which operates at 110 degrees Celsius and a lower temperature holding period which operates at 85 degrees Celsius. The temperatures attained and the duration of heating prevent bacteria from growing in the mash and allow for efficient enzyme activity in converting starch to less complex carbohydrates. Recycled process condensate and energy recovery heat exchangers are used to minimize the energy input.

Saccharification

The mash from the liquefaction is cooled and the secondary enzyme gluco-amylase is added to convert liquefied carbohydrates to fermentable sugars in a process called saccharification.

Fermentation

Yeast is added to the mash to ferment the sugars, producing alcohol and carbon dioxide. In batch fermenters the mash stays in the tank for about 50 hours. Heat is produced by the activity of the yeast, making it necessary to cool the fermenting mash with recirculation coolers. Carbon dioxide is collected, scrubbed to remove any remaining ethanol, and then transferred to the liquefying plant. At completion of fermentation the contents of the fermentation tank is transferred to a beerwell making it available for pumping forward to distillation.

Distillation

The fermented mash, called "beer," contains between 12 and 16 percent alcohol as well as all the non-fermentable solids from the grain and the yeast cells. The mash is pumped to a continuous flow, multi-column distillation system where the alcohol is removed from the solids and water. The alcohol leaves the top of the final column 95% pure. The residual mash, called stillage is transferred from the bottom of the distillation column to the centrifuge for further processing.

Dehydration

The alcohol solution from the top of the distillation column is passed through a system to remove the remaining water (approximately 5%). Molecular sieves, consisting of ceramic beads, capture the remaining water as vaporized ethanol solution is passed by. After the molecular sieves the ethanol is called anhydrous (without water) and is 200 proof and the quality of the ethanol is sufficient to meet customer specifications.

Denaturing

Ethanol that is intended for use as fuel is denatured by adding a poison (2-5%) to make it unfit for human consumption. Natural gasoline, derived from natural gas, or raffinate is often used because these are low octane and can be cheaply obtained and blended with high-octane ethanol.

Distillers Dried Grains and Solubles (DDGS)

The residual mash is centrifuged to separate liquid from grain residues or distillers grains. The liquid is heated to remove the water and to concentrate the soluble materials. The distillers grains can be sold after centrifuge or pressing and fed wet (65% moisture) within a short period of time to cattle. Typically distiller's grains are dried in rotary drum driers and concentrated syrup, containing solubles, is mixed in for further drying. In some cases the syrup is sold as livestock feed alone. This section of the plant is energy intensive, and has been designed with a high degree of energy integration to reduce overall plant energy requirements. DDGS are typically sold at 11% moisture and test 26% in crude protein, 10% crude fat, and 12% crude fiber. Amino acid content and the balance of DDGS constituents depend on processing methods.

Cellulose Conversion

The project team has undertaken a review of alternate ethanol processing technology, including the use of cellulose instead of corn as the input. If we were to implement this technology. we would plan on using a counter-current hydrolysis process. This process introduces the feedstock into a horizontal counter-current reactor. Steam is then added to increase the temperature to 180(degree)C. The feedstock remains in the reactor for some eight minutes. This hydrolyzes 60% of the hemicellulose in this first phase. The feedstock is then augured from the horizontal reactor to a vertical reactor operating at 225(degree)C. A very dilute sulphuric acid is added to the feed, which hydrolyzes almost all of the hemicellulose and about 60% of the cellulose. Results from pilot plants show that this process can increase glucose yields by over 60%. This results in an increase in the fermentation temperature to 55(degree)C, and an increase in ethanol yield by over 90%.

At this point, we feel that the cellulose conversion technology is immature, but we will continue to monitor its appropriateness for its usefulness in subsequent plant developments.

RISK FACTORS

THE FOLLOWING SUMMARIZES MATERIAL RISKS THAT YOU SHOULD CAREFULLY CONSIDER RISKS RELATED TO OUR OPERATIONS

WE HAVE INCURRED LOSSES IN THE PAST AND EXPECT TO INCUR GREATER LOSSES UNTIL OUR ETHANOL PRODUCTON BEGINS

We have incurred losses in the past. As of March 31, 2006 and December 31, 2005, we had an accumulated deficit of $40,921 and $31,473, respectively. For the three months ended March 31, 2006 and for the year ended December 31, 2005, we incurred net losses of $9,448 and $27,765, respectively. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the first quarter of 2008. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our stock price may decline.

SALES CONCENTRATION

Our revenue will be derived primarily from sales of ethanol. Ethanol competes with other existing products and other alternative products could also be developed for use as fuel additives. We expect to be completely focused on the production and marketing of ethanol and its co-products for the foreseeable future. We may be unable to shift our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

CAPITAL AND DEBT SERVICING REQUIREMENTS

In order to complete the construction of our planned ethanol production facilities, we will require significant additional funding. We anticipate that we will need to raise approximately $372.5 million in equity and/or debt financing to complete construction of our first ethanol production facilities in Barrie and Sarnia, Ontario. As of May 19, 2006, we have secured $1,475,000 in equity financing, for which there are 1,475,000 shares issuable. We have no contracts with, or binding commitments from, any bank, lender or financial institution for the balance of the capital required. We may not be able to obtain any funding from one or more investors or lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities.

We plan to fund a substantial majority of the construction costs of our planned ethanol production facilities through the issuance of a significant amount of debt. As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

- limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;

- reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;

-        making us vulnerable to increases in prevailing interest rates;

- placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

- subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our stockholders in the event of a liquidation; and

- limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

If cash flow from the operations was insufficient to pay our debt service obligations, in the event that we were paying regular dividends, we could be forced to reduce or eliminate dividends to our stockholders, and/or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment.

KEY PERSONNEL

Our success depends, to a significant extent, upon the continued services of Gord Laschinger, who is our President and Chief Executive Officer. Mr. Laschinger has developed key personal relationships with our expected suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Laschinger could, therefore, result in the loss of our favorable relationships with one or more of our suppliers and customers. Although we have entered into an employment agreement with Mr. Laschinger, that agreement is of limited duration and is subject to early termination by Mr. Laschinger under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Laschinger or any other executive officer. The loss of Mr. Laschinger could also significantly delay or prevent the achievement of our business objectives.

COMPETITIVE PRESSURES

The ethanol production and marketing industry is extremely competitive. Many of our significant competitors in the ethanol production and marketing industry, such as Archer-Daniels-Midland Company, or ADM, have substantially greater production, financial, research and development, personnel and marketing resources than we do. In addition, we are not currently producing any ethanol. As a result, our competitors, who are presently producing ethanol, may have greater relative present and future advantages resulting from greater capital resources and operating history. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

MANAGING GROWTH

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned ethanol production facilities, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

PRICE FLUCTUATIONS

Should we become involved in reselling Ethanol, we anticipate that our purchases and sales of ethanol may not always match with sales and purchases of ethanol at prevailing market prices. We may commit from time to time to the sale of ethanol to our customers without corresponding and commensurate commitments for the supply of ethanol from our suppliers, which subjects us to the risk of an increase in the price of ethanol. We may also commit from time to time to the purchase of ethanol from our suppliers without corresponding and commensurate commitments for the purchase of ethanol by our customers, which subjects us to the risk of a decline in the price of ethanol.

In addition, we may increase inventory levels in anticipation of rising ethanol prices and decreases inventory levels in anticipation of declining ethanol prices. As a result, we are subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins for this segment of our business. Accordingly, this segment of our business would be subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

LACK OF LONG-TERM ETHANOL ORDERS

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the demand for ethanol. The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we expect to depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated within a larger number of customers. As a result of our lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability.

LACK OF SUCCESSFUL OPERATING HISTORY

We have not conducted any significant business operations as yet and have been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of our success or our contribution to our overall profitability. We may never complete construction of an ethanol production facility and commence significant operations or, if we do complete the construction of an ethanol production facility, it may not be successful in contributing positively to our profitability.

MARKET PRICE OF ETHANOL IS VOLATILE

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only five months from January 2005 through May 2005. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction, both inside and outside Ontario. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production will lead to increased supplies of co-products from the production of ethanol, such as DDGS and CO2. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that we are unable to pass increases in the price of corn to our customers, will result in lower profits. We cannot predict the future price of ethanol or DDGS. Any material decline in the price of ethanol, DDGS or CO2 will adversely affect our sales and profitability.

GOVERNMENTAL REGULATIONS

Our business is subject to extensive regulation by federal, state and local governmental agencies. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. For example the recent energy bill signed into law by President Bush includes a national renewable fuels standard that requires refiners to blend a percentage of renewable fuels into gasoline. Similar regulations were recently introduced in Ontario. If changes in government regulations reduce the demand for ethanol, our sales and profitability may decline.

The fuel ethanol business benefits significantly from tax incentive policies and environmental regulations that favor the use of ethanol in motor fuel blends in the United States. Currently, a gasoline marketer that sells gasoline without ethanol must pay a federal tax of $0.18 per gallon compared to $0.13 per gallon for gasoline that is blended with 10% ethanol. Smaller credits are available for gasoline blended with lesser percentages of ethanol. The repeal or substantial modification of the federal excise tax exemption for ethanol-blended gasoline or, to a lesser extent, other federal or state policies and regulations that encourage the use of ethanol could have a detrimental effect on the ethanol production and marketing industry and materially and adversely affect our sales and profitability.

ENVIRONMENTAL REGULATIONS AND PERMIT REQUIREMENTS.

The production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. We will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. We also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason we are unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase. In addition, the facilities may not be fully constructed at all. It is also likely that operations at the facilities will be governed by other regulations. Compliance with regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in Ontario or in other jurisdictions.

The production and sale of ethanol is subject to regulation by agencies of the Federal Government, including, but not limited to, the Environmental Protection Agency, or the EPA, in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. Environmental laws and regulations that affect our operations, and that are expected to affect our planned operations, are extensive and have become progressively more stringent. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

CONSTRUCTION RISKS

Delays in the construction of our planned ethanol production facilities or defects in materials and/or workmanship may occur. Any defects could delay the commencement of operations of the facilities, or, if such defects are discovered after operations have commenced, could halt or discontinue operation of a particular facility indefinitely. In addition, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, provincial, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our sales and profitability.

We may encounter hazardous conditions at or near each of our planned facility sites, including the Barrie site that may delay or prevent construction of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing construction. The presence of a hazardous condition would likely delay construction of a particular facility and may require significant expenditure of resources to correct the condition. If we encounter any hazardous condition during construction, our sales and profitability may be adversely affected.

We have based our estimated capital resource needs on a preliminary design for an ethanol production facility in Sarnia Ontario. Based on this preliminary budget, we estimated that the construction cost of our Barrie and Sarnia facilities will be approximately $317 million. The estimated cost of these facilities is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher. Any significant increase in the final construction cost of the facility will adversely affect our profitability, liquidity and available capital resources.

SUPPLY OF RAW MATERIALS

The production of ethanol requires a significant amount of raw materials and energy, primarily corn, water, electricity and natural gas. In particular, we estimate that our Barrie and Sarnia ethanol production facilities will require approximately 78 million bushels of corn each year and significant and uninterrupted supplies of water, electricity and natural gas. The prices of corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather and other problems may cause delays or interruptions of various durations in the delivery of corn to our facilities, reduce corn supplies and increase corn prices. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Barrie and Sarnia facilities will need or may not be able to supply such resources on acceptable terms. In addition, if there is an interruption in the supply of water or energy for any reason, we may be required to halt ethanol production. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Our hedging and contracting activities may not lower our prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in our paying higher prices than our competitors. In addition, we may be unable to pass increases in the prices of raw materials and energy to our customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

RISKS RELATED TO OUR COMMON STOCK

Riched20 5.50.30.2002;As of May 19, 2006, we had 10,150,000 shares of our common stock issued and outstanding. In addition, as at May 19, 2006, we have raised $1,475,000 under the terms of a unit subscription agreement for which 147,500 common shares are issuable. All of these shares were restricted under the Securities Act of 1933, including 100,000 of those shares beneficially owned, in the aggregate, by our executive officers, directors and 10% stockholders.

If and when a registration statement covering these shares of common stock is applied for, and declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell these shares of common stock. At that time, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

VOLATILE STOCK PRICE

The market price of our common may fluctuate significantly in the future. The market price of our common stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

- the volume and timing of the receipt of orders for ethanol from major customers;
-        competitive pricing pressures;
- our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;
- our inability to obtain construction, acquisition, capital equipment and/or working capital financing;
- the introduction and announcement of one or more new alternatives to ethanol by our competitors;
-        changing conditions in the ethanol and fuel markets;
-        changes in market valuations of similar companies;
-        stock market price and volume fluctuations generally;
-        regulatory developments;
-        fluctuations in our quarterly or annual operating results;
-        additions or departures of key personnel; and
-        future sales of our common stock or other securities.

Furthermore, adverse economic conditions in Ontario and other jurisdictions could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

The price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

         In March, 2006 the Company explored its options to best utilize the corporation, either through an acquisition of an operating business or to pursue a startup business of its own. As a result of that review the Company made a decision to abandon its prior plans to seek to acquire an operating business and commenced plans to enter into a new business. The new business involves acquiring land and improvements on which to construct ethanol plants and marketing ethanol and its byproducts, principally in Ontario and Western New York.

         In that connection, on April 6, 2006, the Company incorporated a wholly owned subsidiary Northern Ethanol, Inc. in the State of Delaware. On May 3, 2006, the Company merged with Northern Ethanol, Inc. (the "Merger"). The Company survived the Merger, however adopted the name Northern Ethanol, Inc. The purpose of this transaction was to effect a name change.

         On April 20, 2006, the Company entered into a 45-year lease,including renewal periods, of an industrial facility located at 1 Big Bay Point Road, Barrie, Ontario, CANADA. The Company intends to construct its first ethanol plant at this facility."

         On April 12, 2006 and April 21, 2006, respectively, the Company entered into employment agreements with Gordon Laschinger and Ciaran Griffin to serve as the Company's Chief Executive Officer and Chief Financial Officer. Under Mr. Laschinger's agreement, which is for a term of three years, Mr. Laschinger is to receive a monthly salary of $15,000, subject to applicable statutory deductions. Mr. Laschinger's monthly salary shall increase to $25,000 coincident with completion of construction financing allowing for construction of the first plant. In addition, his monthly salary shall further increase to $40,000 coincident with of the commencement of production of the first plant. Mr. Laschinger shall also be entitled to an annual bonus up to fifty percent (50%) of his annual compensation. The amount of such bonus shall be determined by the Board of Directors having regard to its financial performance and his individual performance. Mr. Laschinger also received a stock grant of 2,000,000 shares exercisable at $1.00 per share (after giving effect to a 10 for 1 stock split which is under consideration), vesting equally over eight quarters.

         Under Mr. Griffin's agreement, which is for a term of three years, Mr. Griffin is to receive a monthly salary of $5,000, subject to applicable statutory deductions. Mr. Griffin shall also be entitled to an annual bonus up to fifty percent (50%) of his annual compensation. The amount of such bonus shall be determined by the Board of Directors having regard to its financial performance and his individual performance. Mr. Griffin also received a stock grant of 500,000 shares exercisable at $1.00 per share (also on a post-split basis), vesting equally over twenty-four months. Mr. Griffin is not obligated to devote full time to the Company's business. Mr. Griffin expects to devote 50% of his time to the business of the Company.

         The Company entered into an operating lease for its executive offices located at 193 King Street East, Suite 300, Toronto, Ontario.

         As a result of these actions, the Company is no longer a "shell company" as defined by Rule 12b-2 of the Securities Exchange Act of 1933, as amended (the "Securities Act"). The information required by Form 10-SB is provided in Part 1, Item 2, Management's Discussion and Analysis or Plan of Operations, and in this Item 5.

ITEM 6.  EXHIBITS.

Index to Exhibits

         Exhibit           Description
         -------           -----------

           *3.1         Certificate of Incorporation

            3.2         Corrected Certificate of Ownership and Merger

           *3.3         By-laws

           10.1 Description Lease dated April 01, 2006 for proposed Barrie facility a land are of approximately 30 acres

           10.2 Description Lease dated April 11, 2006 for Toronto offices

           10.3         Employment Agreement of Gordon Laschinger dated April
                        12, 2006

           10.4         Employment Agreement of Ciaran Griffin dated April 21,
                        2006

           31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

           31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

           32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

           32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 10, 2005, and incorporated herein by this reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2006                         NORTHERN ETHANOL, INC.

                                            By: /s/ Ciaran Griffin
                                               ---------------------------------
                                                   Ciaran Griffin
                                                   Chief Financial Officer