Form 10QSB
period 2006-06-30
NORTHERN ETHANOL, INC.
filed 2006-08-15
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2006

                        Commission File Number: 000-51564

                              NORTHERN ETHANOL, INC
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
                           State or other jurisdiction
                                of incorporation)

                                   34-2033194
                                   ----------
                              (IRS Employer ID No.)


                              193 King Street East
                                    Suite 300
                        Toronto, Ontario, M5A 1J5, Canada
                        ---------------------------------
                    (Address of principal executive offices)

                                 (416) 366-5511
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X     No      .
-----      -----

The number of shares of the registrant's only class of common stock issued and outstanding as of August 14, 2006, was 102,751,500 shares.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)       Yes    X   No
                                -----     -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.


NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)



TABLE OF CONTENTS
--------------------------------------------------------------------------------




                                                                     Page

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

     Consolidated Balance Sheet                                      F-1
     Consolidated Statements of Operations - 6 months                F-2
     Consolidated Statements of Operations - 3 months                F-3
     Consolidated Statement of Stockholders' Equity                  F-4
     Consolidated Statements of Cash Flows - 6 months                F-5 to F-6
     Consolidated Statements of Cash Flows - 3 months                F-7 to F-8
     Notes to Unaudited Consolidated Interim Financial Statements    F-9 to F-16



        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                                      Consolidated Balance Sheet



   As at:                                             June 30, 2006     December 31, 2005
                                                         (Unaudited)            (Audited)
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $     101,479         $     13,390
Accounts receivable                                         33,659                    -
Deposits                                                   750,000                    -
Prepaid expenses                                           273,930               10,250
                                                     -------------         ------------
    Total current assets                                 1,159,068               23,640

Property and equipment  (note 3)                           155,011                    -
Capital lease  (note 7)                                 16,761,565                    -
                                                     -------------         ------------
                                                     $  18,075,644         $     23,640
                                                     =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $     72,334          $     2,000
Accrued expenses                                             6,698                3,098
                                                     -------------         ------------
    Total current liabilities                               79,032                5,098

Obligation under capital lease  (note 7)                16,761,565                    -
                                                     -------------         ------------
                                                        16,840,597                5,098
                                                     -------------         ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value;
   100,000,000 shares authorized;
   none issued and outstanding (note 6)                          -                    -
Common stock, $.0001 par value;
  250,000,000 shares authorized; 100,700,000
  shares issued and outstanding  (note 6)                   10,070               10,150
Additional paid-in capital  (note 6)                     2,197,324               39,865
Deficit accumulated during the development stage          (967,875)             (31,473)
Accumulated comprehensive income                            (4,472)                   -
                                                     -------------         ------------
                                                         1,235,047               18,542
                                                     -------------         ------------
                                                    $   18,075,644           $   23,640
                                                     =============         ============

        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                           Consolidated Statements of Operations
                                                                     (Unaudited)

----------=----------------------------------------------------------------------

                                            Six Months ended June 30      Nov 29, 2004
                                          ---------------------------     (Inception)
                                              2006            2005      to June 30, 2006
                                          -----------     -----------    ----------------
REVENUES                                  $        --     $        --    $             --

 COST OF GOODS SOLD                                --              --                  --
                                          -----------     -----------    ----------------
                       GROSS MARGIN                --              --                  --

OPERATING EXPENSES
     Salaries and benefits  (note 5)          755,352              --             755,352
     General and administrative               161,858           5,279             193,331
     Occupancy costs                           13,905              --              13,905
                                          -----------     -----------    ----------------
                                              931,115           5,279             962,588

Depreciation                                    5,287              --               5,287
                                          -----------     -----------    ----------------
NET LOSS                                  $   936,402     $     5,279    $        967,875
                                          ===========     ===========    ================


BASIC AND DILUTED LOSS PER SHARE          $     (0.01)    $     (0.00)
                                          ===========     ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        101,097,790     101,500,000
                                          ===========     ===========







        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                           Consolidated Statements of Operations
                                                                     (Unaudited)

--------------------------------------------------------------------------------


                                     Three Months ended June 30    Nov 29, 2004
                                      ------------------------      (Inception)
                                           2006        2005      to June 30, 2006
                                      -----------  -----------   ----------------
REVENUES                              $         -  $         -   $              -

 COST OF GOODS SOLD                             -            -                  -
                                      -----------  -----------   ----------------
                       GROSS MARGIN             -            -                  -

OPERATING EXPENSES
     Salaries and benefits  (note 5)      755,352            -            755,352
     General and administrative           152,410        2,500            193,331
     Occupancy costs                       13,905            -             13,905

                                      -----------  -----------   ----------------
                                          921,667        2,500            962,588

Depreciation                                5,287            -              5,287

                                      -----------  -----------   ----------------
NET LOSS                              $   926,954  $     2,500   $        967,875
                                      ===========  ===========   ================

BASIC AND DILUTED LOSS PER SHARE      $     (0.01) $     (0.00)
                                      ===========  ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                    100,700,000  101,500,000
                                      ===========  ===========






        See notes to unaudited consolidated interim financial statements

-------------------------------------------------------------------------------------------------------------------
                                                                                             Northern Ethanol, Inc.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                                    (Formerly BEACONSFIELD I, INC.)

                                                                     Consolidated Statement of Stockholders' Equity
                                                                                                        (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                       Common Stock
                              ------------------------------     Additional                      Accumulated
                                                                   Paid-in       Accumulated    Comprehensive
                                  Shares           Amount          Capital         Deficit       Income (Loss)        Total
                              -------------    -------------    -------------   -------------    -------------    -------------
Inception, November 29,                  --    $          --    $          --   $          --    $          --    $          --
  Stock issued for cash        101, 500,000           10,150           39,865              --               --           50,015
Net loss for the period
November 29, 2004
(Inception)  to December                 --               --               --          (3,708)              --           (3,708)
31, 2004
                              -------------    -------------    -------------   -------------    -------------    -------------
Balances, December 31, 2004     101,500,000           10,150           39,865          (3,708)              --           46,307

Net loss for the year ended              --               --               --         (27,765)              --          (27,765)
December 31, 2005
                              -------------    -------------    -------------   -------------    -------------    -------------
Balances, December 31, 2005     101,500,000          10, 150           39,865         (31,473)              --           18,542

Shares cancelled  (note 6)         (800,000)             (80)              80              --               --               --
Options issued for services              --               --          657,379              --               --          657,379
Proceeds of sales under
unit subscription
agreements, net of fees                  --               --        1,500,000              --               --        1,500,000
Cumulative translation                   --               --               --              --           (4,472)          (4,472)
adjustment
Net (loss) for the six
months ended June 30, 2006               --               --               --        (936,402)              --         (936,402)
(unaudited)
                              -------------    -------------    -------------   -------------    -------------    -------------
Balances, June 30, 2006         100,700,000    $      10,070    $   2,197,324   $    (967,875)   $      (4,472)   $   1,235,047
(unaudited)                   =============    =============    =============   =============    =============    =============










        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                                         Six Months           Nov 29, 2004
                                                                       Ended June 30           (Inception)
                                                                 --------------------------     to June 30
                                                                     2006          2005            2006
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                       $  (936,402)   $    (5,279)   $  (967,875)

Items not involving cash:
       Depreciation                                                    5,287             --          5,287
       Stock-based compensation                                      657,379             --        657,379

Changes in non-cash working capital balances:
       Accounts receivable                                           (33,659)            --        (33,659)
       Deposits                                                     (750,000)            --       (750,000)
       Prepaid expenses                                             (263,680)            --       (263,680)
       Accounts payable                                               70,334             --         72,334
       Accrued liabilities                                             3,600            (94)         6,698
       Other                                                          (4,472)         4,641        (14,722)
                                                                 -----------    -----------    -----------

Net cash (used in) provided by operating activities               (1,251,613)          (732)    (1,288,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                             --             --         50,015
       Unit subscriptions, received in advance,
       (net of fees)                                               1,500,000             --      1,500,000
                                                                 -----------    -----------    -----------
Net cash (used in) provided
by financing activities                                            1,500,000             --      1,550,015









        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                                           Six Months              Nov 29, 2004
                                                                          Ended June 30             (Inception)
                                                                   ----------------------------     to June 30
                                                                        2006            2005           2006
                                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of capital assets                                           (160,298)             --        (160,298)
                                                                   ------------    ------------    ------------
Net cash (used in) provided
by investing activities                                                (160,298)             --        (160,298)
                                                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                                     88,089            (732)        101,479

CASH AND CASH EQUIVALENTS:
Beginning of period                                                      13,390          37,515              --
                                                                   ------------    ------------    ------------
End of period                                                      $    101,479    $     36,783    $    101,479
                                                                   ============    ============    ============

SUPPLEMENTAL CASH FLOW
 INFORMATION
         Assets  acquired  under capital lease                     $ 16,761,565    $         --    $ 16,761,565
         Cash paid for income taxes                                          --              --             353











        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                                 Three Months          Nov 29, 2004
                                                                Ended June 30          (Inception)
                                                         --------------------------     to June 30
                                                             2006           2005           2006
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                               $  (926,954)   $    (2,500)   $  (967,875)

Items not involving cash:
       Depreciation                                            5,287             --          5,287
       Stock-based compensation                              657,379             --        657,379

Changes in non-cash working capital balances:
       Accounts receivable                                   (33,659)            --        (33,659)
       Deposits                                             (750,000)            --       (750,000)
       Prepaid expenses                                     (266,805)            --       (263,680)
       Accounts payable                                       72,334             --         72,334
       Accrued liabilities                                        --           (353)         6,698
       Other                                                  (4,472)         2,141        (14,722)
                                                         -----------    -----------    -----------

Net cash (used in) provided by operating activities       (1,246,890)          (712)    (1,288,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                     --             --         50,015
       Unit subscriptions, received in advance,
       (net of fees)                                       1,500,000             --      1,500,000
                                                         -----------    -----------    -----------
Net cash (used in) provided
by financing activities                                    1,500,000             --      1,550,015



        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)

                                                        Statements of Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------
                                                      Three Months             Nov 29, 2004
                                                      Ended June 30             (Inception)
                                               ----------------------------     to June 30
                                                   2006             2005           2006
                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of capital assets                       (160,298)             --        (160,298)

                                               ------------    ------------    ------------
Net cash (used in) provided
by investing activities                            (160,298)             --        (160,298)
                                               ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                 92,812            (712)        101,479

CASH AND CASH EQUIVALENTS:
Beginning of period                                   8,667          37,495              --

                                               ------------    ------------    ------------
End of period                                  $    101,479    $     36,783    $    101,479
                                               ============    ============    ============

SUPPLEMENTAL CASH FLOW
 INFORMATION
         Assets acquired under capital lease   $ 16,761,565    $         --    $ 16,761,565
         Cash paid for income taxes                      --              --             353












        See notes to unaudited consolidated interim financial statements

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION AND OPERATIONS

Beaconsfield I, Inc. (the "Company"), a development stage company, located in Toronto, Canada, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business. Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
The accompanying interim financials statements of the Company as of June 30, 2006, for the three months ended June 30, 2006 and 2005 and for the period from November 29, 2004 (Inception) to June 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

Basis of preparation
These unaudited interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. Since the beginning of 2006, the Company has concentrated on activities that will enable it to acquire facilities to produce ethanol. It has had no net earnings, minimal revenue and negative operating cash flows, and has financed its activities through the issuance of shares. The Company's ability to continue as a going concern is dependent on obtaining additional investment capital and the achievement of profitable operations. There can be no assurance that the Company will be successful in increasing revenue or raising additional investment capital to generate sufficient cash flows to continue as a going concern. These unaudited interim consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to continue operation in accordance with this assumption.

Certain items in the comparative statements have been reclassified to be consistent with the presentation in the current year.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Cash and cash equivalents - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Leases - The Company follows the guidance in SFAS No 13 "Accounting for Leases", which requires the Company to evaluate the leases it signs to determine whether they represent operating or capital leases at the inception of the lease.

Stock based compensation - Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period
(usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. .

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Actual results may differ from these estimates

Earnings (loss) per common share - The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments - The carrying value of cash and cash equivalents, other current assets, accrued expenses and accounts payable approximates fair value due to the short period of time to maturity.

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

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)


NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.  Property and equipment

--------------------------------------------------------------------------------
                                                        Accumulated    Net book
       June 30, 2006                           Cost    depreciation     value
--------------------------------------------------------------------------------

       Computer equipment and software      $  29,582    $  2,417     $  27,165
       Furniture and equipment                116,982       2,870       114,112
       Leasehold improvements                  13,734           -        13,734
                                            ------------------------------------
                                            $ 160,298    $  5,287     $ 155,011
--------------------------------------------------------------------------------

                                                       Accumulated     Net book
       December 31, 2005                       Cost    depreciation     value
--------------------------------------------------------------------------------

       Computer equipment and software      $       -    $      -     $       -
       Furniture and equipment                      -           -             -
       Leasehold improvements                       -           -             -
                                            ------------------------------------
                                            $       -    $      -     $       -

--------------------------------------------------------------------------------

4.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, the Company repaid Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005. Additionally, the Company utilized the office space and equipment of a stockholder at no cost, until April 2006, when the Company entered into a lease for office space, as further discussed in Note 6.

Also during April 2006, the Company, through a Canadian subsidiary, entered into a lease for property to be used as an ethanol processing facility, as further discussed in Note 6. These leases were entered into with an entity affiliated with a stockholder of the Company.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)


NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.  Stock Options

On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Executive Officer. The options vest in equal amounts each quarter over 2 years. The options expire 5 years following the date of grant.

On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Financial Officer. The options vest in equal amounts each quarter over 2 years. The options expire 5 years following the date of grant.

On May 1, 2006 and on June 8, 2006, the Company awarded options to purchase an aggregate of 224,000 shares of the Company's common stock at an exercise price equal to $1.00, to certain new employees. The options vest in equal amounts each quarter over 2 years. The options expire 5 years following the date of grant.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

     ---------------------------------------------------------------------------
                                                                   2006
     ---------------------------------------------------------------------------

     Risk Free Rate interest rate                             4.02 - 5.2%

     Volatility factor of the future expected market price      86.56%
     of the Company's common shares

     Weighted average expected life in years                      5.0

     Expected dividends                                          None

     ---------------------------------------------------------------------------

--------------------------------------------------------------------------------

The fair value of the options granted as determined above was $1,770,268, of which $1,274,042 will be expensed in fiscal 2006. Of this amount, $657,379 was expensed during the three months ended June 30, 2006.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)


NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.  Capital Stock

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

a) During the quarter ended June 30, 2006, the Company has received gross proceeds of $1,700,000 under the terms of a unit subscription agreement which provides for the purchase of one share of common stock for $1.00. Cost of issuance related to raising these funds amounted to $200,000. As at June 30, 2006, 1,700,000 shares of the Company's common stock are issuable under the terms of this agreement. The Company is authorized to issue, to accredited investors only, up to 5,000,000 shares of common stock under the terms of the Unit Subscription agreement. Sales of units of the Company's stock under these agreements will continue during the third quarter.

b) On April 1, 2006, shares certain founding shareholders of the Company, each owing 50,000 shares of the Common Stock of the Company, agreed to surrender a portion of their stock ownership to the Company for cancellation. In total, 80,000 shares were surrendered.

c) Effective April 3, 2006, the Company's shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share, and 100,000,000 shares of Preferred Stock, having a par value of $0.0001 per share.

d) On April 5, 2006, the Company effected a 10 for one split of its common stock to holders of record on that date. Throughout this report, common stock amounts have been adjusted to reflect this change on a retroactive basis.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)


NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.  LEASE AGREEMENTS

At April 20, 2006, the Company entered into a lease agreement through its wholly owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with optional renewal periods, on an industrial property located in Barrie, Ontario, Canada, (the "Barrie Lease"), on which it intends to construct an ethanol processing facility. The Company also entered into a 5 year lease on April 20, 2006 through its wholly owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the "Head Office Lease"). The Company has analyzed these leases and determined that the terms of the property lease at the Barrie industrial location require it to be accounted for as a capital lease. The Company determined the value of the capital lease acquired, by calculating the present value of the lease payments over the 25 year term of the lease, discounted at 12% per annum. The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

As the Barrie location was acquired for the purposes of constructing an ethanol processing facility, and the plant is not yet operational, no amortization or interest expense related to this lease is reflected in the income statement. The interest during the construction period will be capitalized.

The terms of the leases require the following minimum payments:

  Fiscal Year         Barrie Lease      Head Office Lease             Total
      2006                 $ 323,916            $  89,897            $ 413,813
      2007                 1,943,493              154,110            2,097,603
      2008                 1,943,493              154,110            2,097,603
      2009                 1,943,493              154,110            2,097,603
      2010                 1,943,493              154,110            2,097,603
  Thereafter              46,515,177               64,212           46,579,389
                      ----------------------------------------------------------
                         $54,613,065            $ 770,549          $55,383,614

8.  INCOME TAXES

The Company has approximately $100,000 in tax assets at June 30, 2006 resulting from start-up costs. A valuation allowance has been recorded to fully offset these tax assets because the future realization of the related income tax benefits is uncertain. The change in the valuation allowance from December 31, 2005 to June 30, 2006 amounted to approximately $94,000.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.  SUBSEQUENT EVENTS

a) On July 15, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Operating Officer. The options will vest in equal amounts each quarter over the next 2 years. The options expire 5 years following the date of grant.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

     ------------------------------------------------------------------
                                                               2006
     ------------------------------------------------------------------

     Risk Free Rate interest rate                            5.1 - 5.2%

     Volatility factor of the future expected market price     86.56%
     of the Company's common shares

     Weighted average expected life in years                     5.0

     Expected dividends                                         None

     ------------------------------------------------------------------

     ------------------------------------------------------------------

The fair value of the options granted as determined above was $180,649, of which $95,578 will be expensed in fiscal 2006.


(b) Subsequent to the quarter end, the Company has received an additional $351,500 under the terms of a unit subscription agreement which provides for the purchase of one share of common stock for $1.00. As at August 7, 2006, 351,500 shares of the Company's common stock are issuable under the terms of this agreement. The Company is authorized to issue to accredited investors only up to 5,000,000 shares of common stock under the terms of the Unit Subscription agreement. Sales of units of the Company's stock under these agreements will continue during the third quarter.

(c) Effective July 24, 2006, the Company entered into a Project Development Agreement with Delta-T Corporation, of Williamsburg, Virginia, ("Delta"), wherein Delta shall provide the Company with professional advice, business and technical information, design and engineering and related services in order to assist the Company in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 100 million gallons per year in Barrie, Ontario, Canada (the "Plant"). The Company paid Delta the sum of $100,000 for their services.

The Agreement provides for Delta to assist the Company in the development and analysis of the feasibility of the Plant, including location, operating costs, Plant specifications, compliance with environmental issues, product marketing, industry economics, technical and other assistance. The relationship between Delta and the Company is deemed exclusive during the term of the Agreement and anticipates that the parties shall enter into a definitive, turnkey, engineering, procurement and construction agreement for the entire Plant. The Company has granted Delta a right of first refusal in this regard. The term of the Agreement is five years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

     We were incorporated as "Beaconsfield I, Inc." in the State of Delaware on November 29, 2004, to pursue a business combination. In May 2006, we attempted to change our name to "Northern Ethanol, Inc." by effecting a merger of a subsidiary company into Beaconsfield I, Inc. However, we were unable to accomplish our objectives in this regard. Subsequently, in April 2006, the holders of a majority of our then issued and outstanding common stock approved an amendment to our Certificate of Incorporation wherein we did change our name to "Northern Ethanol, Inc." to better reflect our current business plan that is described under "Plan of Operation" below. We are currently considered a "development stage" company.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six-month periods ended June 30, 2006 and 2005

     During the six-month period ended June 30, 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under "Plan of Operation" become operational.

     During the six month period ended June 30, 2006, we incurred costs and expenses totaling $931,115, including $755,352 in salaries and benefits and $175,763 in general and administrative expense and occupancy cost. During the six-month period ended June 30, 2005, our total costs and expenses were $5,279. This significant increase in operating expenses was a direct result of our commencement of our new business plan, described below.

     As a result, we incurred a net loss of $(936,402) during the six month period ended June 30, 2006, compared to a net loss of $(5,279) for the similar period ended June 30, 2005. Because we did not generate revenues during the six month period ended June 30, 2006, following is our Plan of Operation.

PLAN OF OPERATION

     As of the date of this report we have begun entry into the business of manufacturing fuel ethanol for sale to oil refiners and other users. Our goal is to produce, market and sell ethanol and other renewable fuels in the Eastern United States and Canada. In this regard we have retained new management experienced in this industry. Further, we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia), and one location in upper New York State for total planned production capacity of 300 million US gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The two facilities currently envisaged for Ontario are expected to be completed and operational over the next two years. The Upper New York State facility is expected to be operational one year later.

         We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

     o Barrie, Ontario, Canada; 100 million gallons - The site has been obtained under a 45 year lease including renewal options. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. The site is owned by an affiliate of one of our shareholders.

     o Sarnia, Ontario, Canada; 100 million gallons - This site comprises approximately 40 acres. We have entered into a non-binding letter of intent with the owner of this location that provides us with a 99 year lease with an annual rental payment of $10 (CN), plus payment by us of all real estate and property taxes and other operating expenses, including utilities. The terms are subject to our reaching an agreement for the owner to supply steam to our proposed plant for a minimum of 15 years. The proposed terms also include a right of first refusal for us to acquire this land at a price to be agreed in the future and also provides for us to receive $4 million (CN) as a tenant inducement to enter into a definitive agreement. This site is adjacent to a major rail line, has good highway access, access to the Great Lakes for shipping purposes and is fully zoned and serviced.

     In  addition,   we  are  actively   negotiating  for  the  acquisition  and
development of a site at the following  location:

     o New York State; 100 million gallons. This site is undergoing a comprehensive evaluation for a 100 million gallon facility and business terms of the site acquisition are currently under discussion.

     Each of these locations will be the site for a state-of-the-art ethanol processing facility using corn as the feedstock. The Barrie location represents a conversion of an existing site from a former brewery. The Sarnia and Upstate New York locations represent new construction.

     Effective July 24, 2006, we entered into a Project Development Agreement (the "Agreement") with Delta-T Corporation, Williamsburg, Virginia, ("Delta"), wherein Delta shall provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 100 million gallons per year in Barrie, Ontario, Canada (the "Plant"). We paid Delta the sum of $100,000 for their services.

     The Agreement provides for Delta to assist us in the development and analysis of the feasibility of the Plant, including location, operating costs, Plant specifications, compliance with environmental issues, product marketing, industry economics, technical and other assistance. The relationship between Delta and us is deemed exclusive during the term of the Agreement and anticipates that the parties shall enter into a definitive, turnkey, engineering, procurement and construction agreement for the entire Plant. We have granted Delta a right of first refusal in this regard. The term of the Agreement is five (5) years.

     We will begin construction at each location as soon as we are able to secure all the necessary financing and permits to complete construction of this facility. We expect this financing to take the form of both debt and equity. However, it is our intention to use leverage to the greatest extent feasible as is typical with larger energy infrastructure projects. To date, we have not obtained all of this required financing. However, as of August 8, 2006, we have raised $2,051,500 by selling shares of our common stock at a price of $1.00 per share. We intend to raise up to $5 million in this offering. See "Liquidity and Capital Resources" and "Risk Factors" below.

     We are also in negotiations to acquire an existing ethanol plant in the Province of Quebec, Canada. However, these negotiations are in the preliminary stage and there can be no assurance that we will consummate this acquisition. We have made a fully refundable deposit to the prospective sellers in the amount of $750,000 (US).

     We are implementing a growth strategy by:

     o Building state of the art processing plants on brown field and green field sites;

     o    Negotiating stable long term contracts with key suppliers;

     o    Securing long term sales agreements;

     o    Pursuing acquisitions of existing ethanol producers

     o    Pursuing   acquisitions   and/or  strategic   alliances  with  ethanol
          technology companies.

     We are committed to investing in the latest technology to ensure that the processing costs are as low as possible, and the outputs are of the highest quality. The initial locations have been chosen due to proximity to supply of corn, natural gas, and water and are well located for the transportation of inputs and products.

     We have also entered into a letter of intent with a privately held grain merchant's corporation (the "Grain Merchant"), which owns and operates grain elevators and has extensive domestic and international experience in international grain origination and co-product merchandizing. We expect to engage them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates.

     We have also been in discussion with a privately held corporation that provides ethanol marketing capability across North America. The ethanol marketing company is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. The Company expects to engage this marketing company to handle the sales of our ethanol production. We expect that the Grain Merchant would assist us with the sale of our dried distillers grain by-product through spot sales or long-term contracts to major purchasers.

     The manner in which we intend to develop future sites beyond the initial aforementioned locations will depend upon the nature of the opportunity, the respective needs of the parties involved, and ourselves. We have set up a separate subsidiary to own each ethanol plant. We may purchase assets outright, acquire an ownership interest in companies controlling key assets, or issue shares in the subsidiary company that controls the site to outside parties who control key assets.

     It is likely that we will finance our participation in a business opportunity through the issuance of common stock or other securities and through the issuance of senior debt secured against the assets of each operating location.

     In the case of cash acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting or otherwise obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had $101,479 in cash and cash equivalents.

     As of August 8, 2006, we have sold an aggregate of 2,051,500 shares of our common stock to investors and received aggregate gross proceeds of $2,051,500 therefrom (net proceeds of $1,951,500). This offering has been authorized to raise up to $5 million and is continuing as of the date hereof. We intend to utilize the proceeds of this offering to support the possible acquisition of existing ethanol plants, on expenses related to obtaining and building other ethanol facilities, and on general and administrative expenses, as well as for general working capital.

     As a result of our obtaining equity capital in the aforesaid private offering, we believe that we currently have sufficient funds available for us to continue to implement our business plan for the next 12 months. However, we estimate that we will require an additional $372.5 million in additional debt or equity capital to fully implement our initial business plan in the future and there are no assurances that we will be able to raise this capital when needed. However, while there are no definitive agreements in place as of the date of this Report, we are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding. The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our implementation of our plan of operation, results of operations and financial condition.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six-month period ended June 30, 2006.

                                  RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock.

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our
--------------------------------------------------------------------------------
ethanol production begins.
--------------------------

     As of June 30, 2006 and December 31, 2005, we had an accumulated deficit of $967,875 and $31,473, respectively. For the six months ended June 30, 2006 and for the year ended December 31, 2005, we incurred net losses of $936,402 and $27,765, respectively. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the first quarter of 2008. We expect to rely on cash from operations and debt and equity financing to fund all of the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future.

Our revenue will be derived primarily from sales of ethanol.
------------------------------------------------------------

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

In  order  to  complete  the  construction  of our  planned  ethanol  production
--------------------------------------------------------------------------------
facilities, we will require significant additional funding.
-----------------------------------------------------------

     We anticipate that we will need to raise approximately $372.5 million in equity and/or debt financing to complete construction of our first ethanol production facilities in Barrie and Sarnia, Ontario. As of August 8, 2006, we have undertaken an initial private offering of our common stock whereby we have issued 2,015,500 shares of our common stock at a price of $1.00 per share and received proceeds of $2,015,500 therefrom. We have no contracts with, or binding commitments from, any investment banker, bank, lender or financial institution for the balance of the capital required. We may not be able to obtain any funding from one or more investors or lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities.

We plan to fund a substantial  majority of the construction costs of our planned
--------------------------------------------------------------------------------
ethanol  production  facilities  through the issuance of a significant amount of
--------------------------------------------------------------------------------
debt.
-----

     As a result, our capital structure will be highly leveraged. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

     o limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;

     o reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;

     o    making us vulnerable to increases in prevailing interest rates;

     o    placing  us  at  a   competitive   disadvantage   because  we  may  be
          substantially more leveraged than some of our competitors;

     o subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our stockholders in the event of a liquidation; and

     o limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

     If cash flow from operations are insufficient to pay our debt service obligations it is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment.

Our success depends,  to a significant  extent,  upon the continued  services of
--------------------------------------------------------------------------------
Gord Laschinger, who is our President and Chief Executive Officer.
------------------------------------------------------------------

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

The ethanol production and marketing industry is extremely competitive.
-----------------------------------------------------------------------

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

Our strategy  envisions a period of rapid  growth that may impose a  significant
--------------------------------------------------------------------------------
burden on our administrative and operational resources.
-------------------------------------------------------

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

     Should we become involved in reselling ethanol, we anticipate that our purchases and sales of ethanol may not always match with sales and purchases of ethanol at prevailing market prices. We may commit from time to time to the sale of ethanol to our customers without corresponding and commensurate commitments for the supply of ethanol from our suppliers that subject us to the risk of an increase in the price of ethanol. We may also commit from time to time to the purchase of ethanol from our suppliers without corresponding and commensurate commitments for the purchase of ethanol by our customers, which subjects us to the risk of a decline in the price of ethanol.

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

We cannot rely on long-term  ethanol  orders or commitments by our customers for
--------------------------------------------------------------------------------
protection  from the negative  financial  effects of a decline in the demand for
--------------------------------------------------------------------------------
ethanol.
--------

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

We have not conducted any significant  business  operations as yet and have been
--------------------------------------------------------------------------------
unprofitable to date.
---------------------

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

The market price of ethanol is dependent on many factors, including the price of
--------------------------------------------------------------------------------
gasoline, which is in turn dependent on the price of petroleum.
---------------------------------------------------------------

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

Our  business is subject to  extensive  regulation  by federal,  state and local
--------------------------------------------------------------------------------
governmental agencies.
----------------------

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

Delays in the  construction  of our planned  ethanol  production  facilities  or
--------------------------------------------------------------------------------
defects in materials and/or workmanship may occur.
--------------------------------------------------

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

     We have based our estimated capital resource needs on a preliminary design for an ethanol production facility in Barrie Ontario. Based on this preliminary budget, we estimated that the construction cost of each of our facilities will be approximately $160 million. The estimated cost of these facilities is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher. Any significant increase in the final construction cost of the facility will adversely affect our profitability, liquidity and available capital resources.

The  production of ethanol  requires a  significant  amount of raw materials and
--------------------------------------------------------------------------------
energy, primarily corn, water, electricity and natural gas.
-----------------------------------------------------------

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

We have not voluntarily  implemented various corporate governance  measures,  in
--------------------------------------------------------------------------------
the  absence  of  which,  stockholders  may  have  reduced  protections  against
--------------------------------------------------------------------------------
interested director transactions, conflicts of interest and other matters.
--------------------------------------------------------------------------

     We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to  potential  risks  relating to our internal  controls  over
--------------------------------------------------------------------------------
financial  reporting and our ability to have those  controls  attested to by our
--------------------------------------------------------------------------------
independent auditors.
---------------------

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. A recent release from the SEC has indicated that newly public companies may be granted an additional year, after becoming public to demonstrate the effectiveness of their internal controls as required under SOX 404.

     While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

     In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that
--------------------------------------------------------------------------------
such a market will develop in the future.
-----------------------------------------

     Management expects that we will file a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, in the near future. Thereafter, we intend to undertake efforts to cause a market to develop in our common stock on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance such a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our company.

We do not have significant  financial  reporting  experience,  which may lead to
--------------------------------------------------------------------------------
delays in filing  required  reports with the Securities and Exchange  Commission
--------------------------------------------------------------------------------
and suspension of quotation of our  securities on the OTCBB,  which will make it
--------------------------------------------------------------------------------
more difficult for you to sell your securities.
-----------------------------------------------

     If we are successful in listing our common stock for trading on the OTCBB, of which there can be no assurance, the OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. These limitations may be impediments to our quotation on the OTCBB. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission following the effectiveness of the registration statement to which this prospectus is a part. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB.

If we are successful in listing our common stock for trading on the OTCBB, there
--------------------------------------------------------------------------------
are no automated systems for negotiating  trades on the OTCBB and it is possible
--------------------------------------------------------------------------------
for the price of a stock to go up or down  significantly  during a lapse of time
--------------------------------------------------------------------------------
between  placing a market order and its execution,  which may affect your trades
--------------------------------------------------------------------------------
in our securities.
------------------

     Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

If our stock trades below $5.00 per share and is quoted on the OTCBB,  our stock
--------------------------------------------------------------------------------
would be considered a "penny stock" which can adversely affect its liquidity.
-----------------------------------------------------------------------------

     If and when trading commences and the trading price of our Common Stock is less than $5.00 per share, our Common Stock would be considered a "penny stock," and trading in our Common Stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

     SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

"Penny Stock" rules may make buying or selling our securities difficult.
------------------------------------------------------------------------

     The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We do not  anticipate  payment  of  dividends,  and  investors  will  be  wholly
--------------------------------------------------------------------------------
dependent upon the market for the Common Stock to realize  economic benefit from
--------------------------------------------------------------------------------
their investment.
-----------------

     As holders of our Securities, you will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends to you as holders of the Securities. The board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any  adverse  effect on the  market  price of our  common  stock  could  make it
--------------------------------------------------------------------------------
difficult for us to raise additional  capital through sales of equity securities
--------------------------------------------------------------------------------
at a time and at a price that we deem appropriate.
--------------------------------------------------

     We intend to file a registration statement with the Securities and Exchange Commission to register shares of our common stock and thereafter, cause our common stock to be listed for trading on the OTCBB, or other exchange. If and when this registration statement declared effective, holders of these shares will be permitted, subject to few limitations, to freely sell these shares of common stock. At that time, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

The market price of our common may fluctuate significantly in the future.
-------------------------------------------------------------------------

     If our Common Stock is approved for trading, of which there can be no assurance, the market price of our common stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:


     o the volume and timing of the receipt of orders for ethanol from major customers;

     o    competitive pricing pressures;

     o our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

     o our inability to obtain construction, acquisition, capital equipment and/or working capital financing;

     o the introduction and announcement of one or more new alternatives to ethanol by our competitors;

     o    changing conditions in the ethanol and fuel markets;

     o    changes in market valuations of similar companies;

     o    stock market price and volume fluctuations generally;

     o    regulatory developments;

     o    fluctuations in our quarterly or annual operating results;

     o    additions or departures of key personnel; and

     o    future sales of our common stock or other securities.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS.

     There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES.

     On April 1, 2006, certain of our founding shareholders agreed to surrender a portion of their stock ownership back to us for cancellation. In total, 800,000 shares were surrendered.

     Effective April 5, 2006, we effectuated a forward split of our issued and outstanding common stock whereby ten (10) shares of common stock were issued in exchange for every one (1) share of common stock issued and outstanding on the record date of April 5, 2006. All references in this report to our issued and outstanding common stock are reflected on a post forward split basis, unless otherwise indicated.

     As of August 8, 2006, we have sold an aggregate of 2,051,500 shares of our common stock to investors and received aggregate gross proceeds of $2,051,500 therefrom (net proceeds of $1,951,500) ($1.00 per share (US)). Our Board of Directors has authorized issuance of up to 5,000,000 shares of our common stock in this offering, which are being offered to accredited investors only. Sales of shares of our Common Stock will continue during our third fiscal quarter.

     All of the investors who participated and who will participate in this offering were and will be non-US residents. We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 3, 2006, the holders of a majority of our issued and outstanding common shares approved an amendment to our Certificate of Incorporation, changing our name to "Northern Ethanol, Inc." and increasing the number of authorized shares from 80,000,000 shares of $.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $.0001 per share and 100,000,000 shares of Preferred Stock having a par value of $.0001 per share.

     On April 6, 2006, the holders of a majority of our issued and outstanding common shares approved the adoption of a Stock Option Plan, reserving from the authorized but unissued common shares an aggregate of 8,000,000 shares that shall underlie stock options to be granted pursuant to the Stock Plan.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three-month period ended June 30, 2006.

SUBSEQUENT EVENTS

     On July 21, 2006, as amended August 3 2006, we filed a report on Form 8-K advising that effective July 19, 2006, the firm of Raich Ende Malter & Co. LLP ("REM"), our independent accountant during the period from November 29, 2004 (inception) through July 18,

2006, was dismissed. Effective July 19, 2006 we retained the firm of KPMG as our independent accountant, to review our unaudited financial statements for the interim periods ended June 30, 2006, September 30, 2006, and to audit our financial statement for our fiscal year ending December 31, 2006, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending December 31, 2006.

     On August 7, 2006, we filed a report on Form 8-K advising that effective July 24, 2006, we entered into a Project Development Agreement (the "Agreement") with Delta-T Corporation, Williamsburg, Virginia, ("Delta"), wherein Delta shall provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 100 million gallons per year in Barrie, Ontario, Canada.

     This report also advised that we had retained Steven Reader as our Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHERN ETHANOL, INC.
                                   (Registrant)

                                   Dated: August 14, 2006


                                   By:s/ Gordon Laschinger
                                      ------------------------------------------
                                      Gordon Laschinger, Chief Executive Officer