Form 10QSB
period 2006-09-30
NORTHERN ETHANOL, INC.
filed 2006-11-21
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2006

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

                                   34-2033194
                              (IRS Employer ID No.)
                              ---------------------


                              193 King Street East
                                    Suite 300
                        Toronto, Ontario, M5A 1J5, Canada
                        ---------------------------------
                    (Address of principal executive offices)

                                 (416) 366-5511
                           (Issuer's Telephone Number)
                           ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X   No      .
-----    -----

The number of shares of the registrant's only class of common stock issued and outstanding as of November 20, 2006, was 104,971,500 shares.

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

    Consolidated Balance Sheet                                       F-1
    Consolidated Statements of Operations                            F-2
    Consolidated Statement of Changes in Stockholders' Equity        F-3
    Consolidated Statements of Cash Flows                            F-4
    Notes to Unaudited Consolidated Interim Financial Statements     F-5 to F-13

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)
                                                     Consolidated Balance Sheets

As at:                                                      September 30, 2006     December 31, 2005
                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $  1,386,322           $     13,390
Accounts receivable                                                    53,073                     --
Deposits                                                              951,602                     --
Prepaid expenses                                                      407,841                 10,250
                                                                 ------------           ------------
    Total current assets                                            2,798,838                 23,640

Property and equipment  (note 3)                                      305,966                     --
Assets under capital lease  (note 7)                               16,761,565                     --
                                                                 ------------           ------------
                                                                 $ 19,866,369           $     23,640
                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                 $    103,821           $      2,000
Accrued expenses                                                       75,000                  3,098
Current portion of obligation under capital lease (note 7)             17,385                     --
                                                                 ------------           ------------
    Total current liabilities                                         196,206                  5,098

Obligation under capital lease  (note 7)                           16,744,180                     --
                                                                 ------------           ------------
                                                                   16,940,386                  5,098
                                                                 ------------           ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares
authorized; none issued and outstanding  (note 6)                          --                     --
Common stock, $.0001 par value; 250,000,000 shares
authorized;
100,700,000 and 101,500,000 shares issued and
outstanding as of September 30, 2006 and December 31
2005, respectively (note 6)                                            10,070                 10,150
Additional paid-in capital                                          5,163,429                 39,865
Deficit accumulated during the development stage                   (2,234,967)               (31,473)
Accumulated other comprehensive income (loss)                         (12,549)                    --
                                                                 ------------           ------------
                                                                    2,925,983                 18,542

                                                                 ------------           ------------
                                                                 $ 19,866,369           $     23,640
                                                                 ============           ============

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

                                           Consolidated Statements of Operations
                                                                     (Unaudited)

--------------------------------------------------------------------------------

                                                                                                             Nov 29, 2004
                                               Three Months ended                Nine Months ended          (Inception) to
                                                  September 30                     September 30              September 30
                                             2006             2005             2006            2005              2006

REVENUES                                $          --    $          --    $          --    $          --    $          --

COST OF GOODS SOLD                                 --               --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

GROSS MARGIN                                       --               --               --               --               --

OPERATING EXPENSES
       Salaries and benefits (note 5)         784,626               --        1,539,978               --        1,539,978
       General and administrative             427,964           14,745          589,822           20,024          621,295
       Occupancy costs                         46,779               --           60,684               --           60,684
       Depreciation                             7,723               --           13,010               --           13,010
                                        -------------    -------------    -------------    -------------    -------------
                                            1,267,092           14,745        2,203,494           20,024        2,234,967

                                        -------------    -------------    -------------    -------------    -------------

NET LOSS                                $  (1,267,092)   $     (14,745)   $  (2,203,494)   $     (20,024)   $  (2,234,967)
                                        =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER SHARE        $       (0.01)   $       (0.00)   $       (0.02)   $       (0.00)
                                        =============    =============    =============    =============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                        103,441,761      101,500,000      101,760,081      101,500,000
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

                                  Consolidated Statement of Stockholders' Equity
                                                                     (Unaudited)

--------------------------------------------------------------------------------

Nine Months ended September 30, 2006 and September 30, 2005


                                                                                              Accumulated
                                        Common Stock            Additional                       Other
                                ----------------------------     Paid-in      Accumulated    Comprehensive
                                  Shares           Amount         Capital        Deficit      Gain (Loss)         Total
                                -----------    -------------    ----------    -----------    -------------    -------------
Inception, November 29, 2004    101,500,000   $      10,150     $   39,865    $        --    $          --    $      50,015
Stock issued for cash

Net loss for the period
November 29, 2004 (inception)
to December 30, 2004                     --               --            --         (3,708)              --           (3,708)
                                -----------    -------------    ----------    -----------    -------------    -------------

Balances, December 31, 2004     101,500,000    $      10,150    $   39,865    $    (3,708)   $          --    $      46,307

Net loss for the nine months
ended September 30, 2005                 --               --            --        (20,024)              --          (20,024)
                                -----------    -------------    ----------    -----------    -------------    -------------

Balances, September 30, 2005    101,500,000   $      10,150    $   39,865     $   (23,732)   $          --    $      26,283
                                ===========    =============   ==========     ===========    =============    =============

Balances, December 31, 2005     101,500,000    $      10,150   $   39,865     $   (31,473)   $          --    $      18,542

Shares cancelled (note 6)          (800,000)             (80)          80              --               --               --
Options issued for services              --               --    1,276,984              --               --        1,276,984
Proceeds of sales under
unit subscription                        --               --    3,846,500              --               --        3,846,500
agreements, net of fees
Cumulative translation
adjustment                               --               --           --              --          (12,549)         (12,549)

Net loss for the nine months
ended September 30, 2006                 --               --           --      (2,203,494)              --       (2,203,494)
                                -----------    -------------   ----------     -----------    -------------    -------------

Balances, September 30, 2006    100,700,000   $      10,070    $4,962,798      (2,234,967)   $     (12,549)       2,925,983
                                ===========   =============    ==========     ===========    =============    =============


        See notes to unaudited consolidated interim financial statements

--------------------------------------------------------------------------------
                                                          Northern Ethanol, Inc.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 (Formerly BEACONSFIELD I, INC.)
                                           Statements of Consolidated Cash Flows
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              Nov 29, 2004
                                                   Three Months ended              Nine Months ended         (Inception) to
                                                       September 30                   September 30             September 30
                                                   2006             2005          2006             2005            2006
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net loss                                      $ (1,267,092)   $    (14,745)   $ (2,203,494)   $    (20,024)   $ (2,234,967)

Items not involving cash:
      Depreciation                                   7,723              --          13,010              --          13,010
      Stock-based compensation                     619,605              --       1,276,984              --       1,276,984
Changes in non-cash working capital
balances:
      Accounts receivable                          (19,414)             --         (53,073)             --         (53,073)
      Deposits                                    (201,602)             --        (951,602)             --        (951,602)
      Prepaid expenses                            (133,911)          4,500        (397,591)          9,141        (397,591)
      Accounts payable                              31,487           2,000         101,821           2,000         103,821
      Accrued liabilities                           68,302           8,245          71,902           8,151          75,000
      Other                                         (8,077)             --         (12,549)             --         (22,799)
                                              ------------    ------------    ------------    ------------    ------------
Net cash (used in) provided by
operating activities                              (902,979)             --      (2,154,592)           (732)     (2,191,217)

CASH FLOWS FROM FINANCING
ACTIVITIES:
      Proceeds from issuance of common                  --              --              --              --          50,015
      stock
      Unit subscriptions, received in            2,346,500              --       3,846,500              --       3,846,500
      advance, (net of costs)
                                              ------------    ------------    ------------    ------------    ------------

Net cash (used in) provided by                   2,346,500              --       3,846,500              --       3,896,515
financing activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
      Purchase of capital assets                  (158,678)             --        (318,976)             --        (318,976)
                                              ------------    ------------    ------------    ------------    ------------

Net cash (used in) provided by
investing activities                              (158,678)             --        (318,976)             --        (318,976)
                                              ------------    ------------    ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                 1,284,843              --       1,372,932            (732)      1,386,322

CASH AND CASH EQUIVALENTS:
Beginning of period                                101,479          36,783          13,390          37,315              --
                                              ------------    ------------    ------------    ------------    ------------

End of period                                 $  1,386,322    $     36,783    $  1,386,322    $     36,783    $  1,386,322
                                              ============    ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
      Assets acquired under capital           $ 16,761,565              --    $ 16,761,565              --    $ 16,761,565
      lease
      Cash paid for income taxes                        --              --              --              --             353

        See notes to unaudited consolidated interim financial statements

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND OPERATIONS

     Beaconsfield I, Inc. (the "Company"), located in Toronto, Ontario, was incorporated in Delaware on November 29, 2004 for the purpose of engaging in the potential future merger or acquisition of an unidentified target business. Since its inception, the Company's operations have primarily included raising capital and the performance of certain administrative functions.

     On December 15, 2004, the Company issued 150,000 shares of its common stock for a total of $15 in cash in accordance with a Stock Purchase Agreement. Additionally on that date, the Company issued 10,000,000 shares (pre-forward split) of its common stock, for a total of $50,000 in cash.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS
     The  accompanying  interim  financials  statements  of  the  Company  as of
     September 30, 2006, for the three-month and nine-month periods ended September 30, 2006 and 2005 and for the period from November 29, 2004 (Inception) to September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005.

     Basis of preparation
     These unaudited interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. Since the beginning of 2006, the Company has concentrated on activities that will enable it to acquire facilities to produce ethanol. It has no net earnings, minimal revenue and negative operating cash flows, and has financed its activities through the issuance of shares and capital lease arrangements. The Company's ability to continue as a going concern is dependent on obtaining additional investment capital and the achievement of profitable operations. There can be no assurance that the Company will be successful in increasing revenue or raising additional investment capital to generate sufficient cash flows to continue as a going concern. These unaudited interim consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to continue operation in accordance with this assumption.

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

     Property and equipment - Computer and furniture and equipment are recorded at cost and depreciated on a straight-line basis over their useful life.

     Leasehold improvements are capitalized at cost and amortized on a straight line basis over the shorter of the term of the lease and the estimated useful life.

     Depreciation and amortization commences at the time when the assets are available for use in operations.

     Leases - The Company follows the guidance in SFAS No. 13 "Accounting for Leases", as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease.

     Assets under capital leases - The fair value of the land acquired at the Barrie site is less than 25% of the fair value of the leased property and was therefore considered with the building as one lease when determining that the lease should be classified as a capital lease. The assets acquired at the Barrie site cannot currently be used to carry out the business of the Company without extensive renovation and construction activities. As such, management considers that the assets are not available for their intended use. Specifically, management expects to make substantial renovations to portions of the existing building to provide the space needed to construct an ethanol processing facility. The portion of the building that will eventually serve as the administrative offices requires extensive renovation in order to bring it up to standard for occupation. Management's initial examination of the infrastructure items has indicated that substantial additional expenditures will be required to ensure that rail lines are serviceable, and in correct locations, and that the gas and water lines can be expanded to provide the required capacity for the plant operations. Before commencing demolition and construction activities, the Company will use the findings of an engineering study that will be performed, with detailed recommendations on the usefulness of individual assets. The Company will write-off any portion of the buildings that may be demolished. The Company will not capitalize costs to assets under capital leases beyond what is recoverable from operations. Depreciation of capital assets will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their useful life or the remaining lease term.

     Impairment of long-lived assets - Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable.
     Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the long-lived asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying amount exceeds the fair value of the particular assets.

     Stock-based compensation - Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial
     Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

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

     Fair value of financial instruments - The carrying value of cash and cash equivalents, other current assets, accrued expenses and accounts payable approximates fair value due to the short period of time to maturity. The carrying value of the obligation under capital lease approximates fair value as the discount rate of 12% in the capital lease approximates current market rates of interest available to the Company for the same or similar debt instruments.

 NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

     ---------------------------------------------------------------------------
                                                      Accumulated     Net book
     September 30, 2006                    Cost      depreciation      value
     ---------------------------------------------------------------------------

     Computer equipment and software   $    33,806   $     5,185    $  28,621
     Furniture and equipment               131,351         6,098      125,253
     Leasehold improvements                153,819         1,727      152,092
                                       -----------------------------------------
                                       $   318,976   $    13,010    $  305,966
     ---------------------------------------------------------------------------

                                                       Accumulated   Net book
     December 31, 2005                      Cost      depreciation     value
     ---------------------------------------------------------------------------

     Computer equipment and software   $         -   $         -    $       -
     Furniture and equipment                     -             -            -
     Leasehold improvements                      -             -            -
                                       -----------------------------------------
                                       $         -   $         -    $        -
     ---------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

     Additionally, the Company utilized the office space and equipment of a stockholder at no cost, until April 2006, when the Company entered into a lease for office space, as further discussed in note 7. During April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 7. These leases were entered into with an entity affiliated with a stockholder of the Company.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   STOCK OPTIONS

     On April 4, 2006, the Company approved the 2006 Stock Plan (the "Plan") and reserved 8,000,000 shares of Common Stock for issuance under the Plan.

     On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Executive Officer. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

     On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Financial Officer. The options were to vest in equal amounts each quarter over the next two years from the date of grant. The options were to expire five years following the date of grant. These options were forfeited with the resignation of the Chief Financial Officer (note 9).

     On May 1, 2006 and on June 8, 2006, the Company granted options to purchase an aggregate of 224,000 shares of the Company's common stock at an exercise price equal to $1.00, to certain new employees. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

     On July 15, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 300,000 shares of the Company's common stock at an exercise price equal to $1.00, to its Chief Operating Officer. The options will vest in equal amounts each quarter over the next three years from the date of grant. The options expire five years following the date of grant.

     On September 8, 2006, the Company granted options to purchase an aggregate of 275,000 shares of the Company's common stock at an exercise price equal to $1.00, to the non-salaried Directors of the Company. The options vested immediately at the date of grant. The options expire five years following the date of grant. Also on September 8, 2006, pursuant to a consulting agreement, the Company granted options to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price equal to $1.00, to a Director. The options will vest at a rate of 50,000 shares in equal amounts each quarter over the first year from the date of grant, 50,000 shares in equal amounts each quarter over the second year from the date of grant and 100,000 shares in equal amounts each quarter over the third year from the date of grant. The options expire five years following the date of grant.

     The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

          ----------------------------------------------------------------
                                                                   2006
          ----------------------------------------------------------------

          Risk-free interest rate                               5.1 - 5.2%

          Volatility factor of the future expected market price    86.6%
          of the Company's common shares

          Weighted average expected life in years                   5.0

          Expected dividends                                       None
          ----------------------------------------------------------------

---------------------------------------------------------- -------------

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   STOCK OPTIONS (continued)

     A total of 3,474,000 options were granted during the nine month period ended September 30, 2006 and are outstanding at September 30, 2006. The fair value of the options granted as determined above was $2,234,879, of which $1,583,738 will be expensed in fiscal 2006. Of this amount, $619,605 and $1,276,984 was expensed during the three and nine month periods ended September 30, 2006, respectively. A total of 939,775 options are exercisable at September 30, 2006.

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

     a) During the nine months ended September 30, 2006, the Company has received gross proceeds of $4,096,500 under the terms of a unit subscription agreement which provides for the purchase of one share of common stock for $1.00. Cost of issuance related to raising these funds amounted to $250,000. As at September 30, 2006, 4,096,500 shares of the Company's common stock are issuable under the terms of this agreement. The Company is authorized to issue, to accredited investors only, up to 5,000,000 shares of common stock under the terms of the Unit Subscription agreement. Sales of units of the Company's stock under these agreements will continue during the fourth quarter.

     b) On April 1, 2006, certain founding shareholders of the Company, each owning 50,000 shares of the Common Stock of the Company, agreed to surrender a portion of their stock ownership to the Company for cancellation. In total, 800,000 shares were surrendered. The Company transferred $80 from common stock to additional paid in capital.

     c) Effective July 3, 2006, the Company's shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share, and 100,000,000 shares of Preferred Stock, having a par value of $0.0001 per share

     d) On July 5, 2006, the Company effected a 10 for one forward stock split of its common stock to holders of record on that date.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   LEASE AGREEMENTS

     At April 20, 2006, the Company entered into a lease agreement through its wholly owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with two ten year optional renewal periods, on an industrial property located in Barrie, Ontario, Canada, (the "Barrie Lease"), on which it intends to construct an ethanol processing facility. The Company also entered into a five year lease on April 20, 2006 through its wholly owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the "Head Office Lease"). The Company has analyzed these leases and determined that the terms of the property lease at the Barrie industrial location require it to be accounted for as a capital lease. The Company determined the value of the capital lease acquired, by calculating the present value of the lease payments over the 25 year term of the lease, discounted at 12% per annum. The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

     As the Barrie location was acquired for the purposes of constructing an ethanol processing facility, and the plant is not yet operational, no amortization or interest expense related to this lease is reflected in the income statement.

     The terms of the leases require the following minimum payments:

                Fiscal Year        Barrie Lease  Head Office Lease       Total
                   2006            $   338,948      $  80,631        $   419,579
                   2007              2,033,686        161,261          2,194,947
                   2008              2,033,686        161,261          2,194,947
                   2009              2,033,686        161,261          2,194,947
                   2010              2,033,686        161,261          2,194,947
Thereafter                          48,673,826         67,192         48,741,018
                                   -----------   -----------------   -----------
Total minimum lease payments       $57,147,518      $ 792,867        $57,940,385
                                                 =================   ===========
Less amount representing
  interest of 12%                   40,385,953
                                   -----------
                                    16,761,565
Less current portion                    17,385
                                   -----------
                                   $16,744,180
                                   ===========

     The Barrie lease payments are due on a monthly basis starting in November 2006. Upon commissioning of the ethanol facility at the Barrie location, the value of the capital lease will be amortized on a straight line basis over the period remaining in the 25 year term. The interest expense implicit in the capital lease obligation will be recognized at the 12% rate implicit in the lease, and will be calculated on a monthly basis on the balance outstanding at each month end. Since the lease payments are in Canadian dollars, the actual amortization and interest expense reflected in the account will vary as the exchange rate changes.

     The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of $57,145,518 over 25 years, of which $40,385,953 is interest and $16,761,565 is the repayment of the capital lease amount. The capital lease principal will be paid down by $17,385 as a result of monthly lease payments that will be made over the next year.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME TAXES

     The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any future tax asset because the future realization of the related income tax benefits is uncertain.

9.   SUBSEQUENT EVENTS

     a) On October 12, 2006, the Company filed a SB-2 which is in the process of being reviewed by the Securities Exchange Commission.

     b) Effective October 31, 2006, the Company's Chief Financial Officer resigned and forfeited options to purchase an aggregate of 500,000 shares of the Company's common stock. Effective November 1, 2006, the Company appointed an interim Chief Financial Officer, on a probationary basis.

     c) On November 2, 2006, the Company granted options to purchase an aggregate of 900,000 shares of the Company's common stock at an exercise price equal to $1.00 to non-employees. The options will vest in equal amounts each quarter over one year from the date of grant. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

     ---------------------------------------------------------------------
                                                                   2006
     ---------------------------------------------------------------------

          Risk-free interest rate                               5.1 - 5.2%

          Volatility factor of the future expected market price    86.6%
          of the Company's common shares

          Weighted average expected life in years                   5.0

          Expected dividends                                       None
     ---------------------------------------------------------------------

     The fair value of the options granted as determined above was $592,806, of which $425,178 will be expensed in fiscal 2006.

NORTHERN ETHANOL, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   SUBSEQUENT EVENTS (continued)

     d) Also on November 2, 2006, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price equal to $1.00, to a non-salaried Director of the Company. The options will vest in equal amounts annually over the next three years from the date of grant. The options expire five years following the date of grant. Additionally on November 2, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price equal to $1.00, to a new employee. The options will vest in equal amounts annually over the next three years from the date of grant. The options expire five years following the date of grant. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

          ----------------------------------------------------------------
                                                                  2006
          ----------------------------------------------------------------

          Risk-free interest rate                               5.1 - 5.2%

          Volatility factor of the future expected market price    86.6%
          of the Company's common shares

          Weighted average expected life in years                   5.0

          Expected dividends                                       None
          -------------------------------------------------------------------

     The fair value of the options granted as determined above was $92,320, of which $28,989 will be expensed in fiscal 2006.

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

OVERVIEW

     We were incorporated as "Beaconsfield I, Inc." in the State of Delaware on November 29, 2004, to pursue a business combination. In May 2006, we attempted to change our name to "Northern Ethanol, Inc." by effecting a merger of a subsidiary company into Beaconsfield I, Inc. However, we were unable to accomplish our objectives in this regard. Subsequently, in July 2006, the holders of a majority of our then issued and outstanding common stock approved an amendment to our Certificate of Incorporation wherein we did change our name to "Northern Ethanol, Inc." to better reflect our current business plan that is described under "Plan of Operation" below. We are currently considered a "development stage" company.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the nine-month periods ended September 30, 2006 and 2005

     During the nine-month period ended September 30, 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under "Plan of Operation" become operational.

     During the nine month period ended September 30, 2006, we incurred costs and expenses totaling $2,203,494, including $1,539,978 in salaries and benefits, $650,506 in other general and administrative expense and occupancy costs and $13,010 in depreciation expense. During the nine-month period ended September 30, 2005, our total costs and expenses were $20,024. This significant increase in operating expenses was a direct result of our commencement of our new business plan, described below.

     As a result, we incurred a net loss of $2,203,494 during the nine month period ended September 30, 2006, compared to a net loss of $20,024 for the similar period ended September 30, 2005.

     Comparison of Results of Operations for the three-month periods ended September 30, 2006 and 2005

     During the three-month period ended September 30, 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under "Plan of Operation" become operational.

     During the three month period ended September 30, 2006, we incurred costs and expenses totaling $1,267,092, including $784,626 in salaries and benefits, $474,743 in other general and administrative expense and occupancy costs and $7,723 in depreciation expense. During the three-month period ended September 30, 2005, our total costs and expenses were $14,745. This significant increase in operating expenses was a direct result of our commencement of our new business plan, described below.

     As a result, we incurred a net loss of $1,267,092 during the three month period ended September 30, 2006, compared to a net loss of $14,745 for the similar period ended September 30, 2005. Because we did not generate revenues during the nine month period ended September 30, 2006, following is our Plan of Operation.

PLAN OF OPERATION

     As of the date of this report we have begun the initial steps to provide entry into the business of manufacturing fuel ethanol for sale to oil refiners and other users, including identifying proposed locations for the development of ethanol plants. Our goal is to produce, market and sell ethanol and other renewable fuels in the Eastern United States and Canada. In this regard we have retained new management experienced in this industry. Further, we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia), and one location in upper New York State for total planned production capacity of 300 million US gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The two facilities currently envisaged for Ontario are expected to be completed and operational over the next two years. The Upper New York State facility is expected to be operational one year later.

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

     Each of these locations will be the site for a state-of-the-art ethanol processing facility, using corn as the feedstock. The Barrie location represents a conversion of an existing site from a former brewery. The Sarnia and Upstate New York locations represent new construction.

     Effective July 24, 2006, we entered into a Project Development Agreement (the "Agreement") with Delta-T Corporation, Williamsburg, Virginia, ("Delta"), wherein Delta shall provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 100 million gallons per year in Barrie, Ontario, Canada (the "Plant"). We paid Delta the sum of $100,000 for their services. This amount has been capitalized under leasehold improvements.

     In September 2006, we entered into a similar agreement with Delta relating to our proposed Sarnia ethanol plant and paid Delta an initial amount of $70,000, with the balance of $30,000 due upon issuance of an air permit by the Province of Ontario.

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

     We will begin construction at each location as soon as we are able to secure all the necessary financing and permits to complete construction of this facility. We expect this financing to take the form of both debt and equity. It is our intention to use leverage to the greatest extent feasible as is typical with larger energy infrastructure projects. To date, we have not obtained this required financing. However as of the date of this report, we have completed a private offering whereby we sold 3,921,500 shares of our Common Stock to 47 "accredited investors" (as that term is defined in both the Canadian and U.S. securities laws) at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom. . See "Liquidity and Capital Resources" and "Risk Factors."

     During the three months ended September 30, 2006, we engaged in negotiations to acquire an existing ethanol plant in the Province of Quebec, Canada. However, these negotiations did not prove successful. We made a fully refundable deposit to the prospective sellers in the amount of $750,000 (US) and as a result of the termination of negotiations we have requested that this deposit be returned. As of the date of this report we have not received this deposit returned but we are confident that the same will be returned shortly.

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

     We have also been in discussion with a privately held corporation that provides ethanol marketing capability across North America. The ethanol marketing company is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales of our ethanol production. We expect that the Grain Merchant would assist us with the sale of our dried distillers grain by-product through spot sales or long-term contracts to major purchasers.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006, we had $1,386,322 in cash and cash equivalents.

     In July 2006, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding.

     Following  the  aforesaid  forward  stock  split,  we  commenced  a private offering of our Common Stock. As of the date of this report, we have sold an aggregate of 3,921,500 shares of our Common Stock to 47 "accredited investors" (as that term is defined in both the Canadian and U.S. securities laws) at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom. We intend to utilize the proceeds of this offering on preliminary engineering studies relating to our proposed ethanol plants, other costs associated with the development of these plants, including due diligence, preparation of specifications for construction, and on general and administrative expenses, as well as for general working capital.

     Two of these investors are residents of the United States, with the balance residents of Canada. The proceeds derived from this offering are to be utilized for the preliminary work relating to development of two ethanol plants to be located in Canada and one in Upper New York State, as well as for working capital. We will require significant additional funds in order to implement our business plan described herein.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30, 2006.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our
--------------------------------------------------------------------------------
ethanol production begins.
--------------------------

     As of September 30, 2006 and December 31, 2005, we had an accumulated deficit of $2,234,967 and $31,473, respectively. For the nine months ended September 30, 2006 and for the year ended December 31, 2005, we incurred net losses of $2,203,494 and $27,765, respectively. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the first quarter of 2008. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating of our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis.

A downturn in the demand for ethanol would  significantly  and adversely  affect
--------------------------------------------------------------------------------
our sales and profitability.
----------------------------

     Our revenue will be derived primarily from sales of ethanol. Ethanol competes with other existing products and other alternative products could also be developed for use as fuel additives. We expect to be completely focused on the production and marketing of ethanol and its co-products, dried distillers grains and CO2 for the foreseeable future. We may be unable to shift our business focus away from the production and marketing of ethanol to other renewable fuels or competing products. Accordingly, an industry shift away from ethanol or the emergence of new competing products may reduce the demand for ethanol.

In  order  to  complete  the  construction  of our  planned  ethanol  production
--------------------------------------------------------------------------------
facilities, we will require significant additional funding.
-----------------------------------------------------------

     We anticipate that we will need to raise approximately $372.5 million in equity and/or debt financing to complete construction of our first ethanol production facilities in Barrie and Sarnia, Ontario. The proceeds we derived from our recently completed private offering are insufficient to allow us to commence construction of our proposed ethanol plants. As of the date of this report we have been engaged in discussions with various banks and investment banking firms to obtain the funds we believe are necessary to allow us to commence construction of these ethanol plants. However, as of the date of this report we have no contracts with, or binding commitments from, any investment banker, bank, lender or financial institution for the required capital. There can be no assurances that we will be able to obtain any funding from one or more investors or lenders, or if funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities.

Our  capital  structure  will  be  highly  leveraged  because  we plan to fund a
--------------------------------------------------------------------------------
substantial majority of the construction costs of our planned ethanol production
--------------------------------------------------------------------------------
facilities through the issuance of a significant amount of debt.
----------------------------------------------------------------

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

     If cash flow from operations are insufficient to pay our debt service obligations it is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment. However, while no assurances can be provided, based upon our discussions and negotiations with financing entities as of the date of this report, we do believe that our proposed business plan is viable and that we will obtain the additional financing necessary to develop our ethanol plants.

Our success depends,  to a significant  extent,  upon the continued  services of
--------------------------------------------------------------------------------
Gord Laschinger,  who is our President and Chief Executive  Officer,  who has no
--------------------------------------------------------------------------------
prior experience in the ethanol industry.
-----------------------------------------

     While Mr. Laschinger has developed key personal relationships with our expected suppliers and customers, most of these individuals have significantly more experience than Mr. Laschinger in the ethanol industry. This may place us at a competitive disadvantage becausewe will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of Mr. Laschinger could also result in the loss of our favorable relationships with one or more of our suppliers and customers. Although we have entered into an employment agreement with Mr. Laschinger, that agreement is of limited duration and is subject to early termination by Mr. Laschinger under certain circumstances. In addition, we do not maintain "key person" life insurance covering Mr. Laschinger or any other executive officer. The loss of Mr. Laschinger could also significantly delay or prevent the achievement of our business objectives.

The ethanol production and marketing industry is extremely competitive.
-----------------------------------------------------------------------

     We intend to initially construct ethanol plants in Ontario, Canada and market our end product in those locations, as well as in the Northeastern United States. Many of our significant competitors in the ethanol production and marketing industry located in and around these geographic areas, such as ADM, located in the midwestern US, but which ships throughout North America, and Conoco Oil Company, which has an ethanol plant in Sarnia, and other, all of whom have substantially greater production, financial, research and development, personnel and marketing resources than we currently do. We are not currently producing  any  ethanol.  Our  competitors,  including  but not  limited  to the aforesaid companies, are presently producing ethanol. As a result, our competitors may be able to compete more aggressively in obtaining the feedstock necessary to produce ethanol, as well as utilizing their established relationships with prospective end users and sustain that competition over a long period of time. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Managing the  construction  of our proposed  ethanol plants and  commencement of
--------------------------------------------------------------------------------
operations may impose a significant burden on our administrative and operational
--------------------------------------------------------------------------------
resources.
----------

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

Our proposed business of producing and selling ethanol is subject to significant
--------------------------------------------------------------------------------
supply and demand fluctuations.
-------------------------------

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

     We may increase inventory levels in anticipation of rising ethanol prices and decrease inventory levels in anticipation of declining ethanol prices. As a result, we are subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins for this segment of our business. Accordingly, this segment of our business would be subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

     In addition, there are a number of new plants under construction and planned for construction, both inside and outside Ontario. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production will lead to increased supplies of co-products from the production of ethanol, such as DDGS and CO2. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that we are unable to pass increases in the price of corn to our customers, will result in lower profits. We cannot predict the future price of ethanol or DDGS. Any material decline in the price of ethanol, DDGS or CO2 will adversely affect our sales and profitability.

We cannot rely on long-term  ethanol  orders or commitments by our customers for
--------------------------------------------------------------------------------
protection  from the negative  financial  effects of a decline in the demand for
--------------------------------------------------------------------------------
ethanol.
--------

     The limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we expect to depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated within a larger number of customers. As a result of our lack of long-term ethanol orders and commitments, we may experience a rapid decline in our sales and profitability. Ethanol markets are developing but as of the date of this report, the market for forward contacts is not mature.

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

Fluctuations  in the market  price of  ethanol  may cause our  profitability  to
--------------------------------------------------------------------------------
fluctuate significantly.
------------------------

     The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas, and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. We cannot predict the future price of oil or gasoline and may establish unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the price of ethanol declined by approximately 25% from its 2004 average price per gallon in only five months from January 2005 through May 2005. In recent years, the prices of gasoline, petroleum and ethanol have all reached historically unprecedented high levels. If the prices of gasoline and petroleum decline, we believe that the demand for and price of ethanol may be adversely affected. Ethanol has become a significant additive to gasoline. As a result, its price structure generally tracks wholes unleaded gasoline.

We will be subject to extensive air, water and other  environmental  regulations
--------------------------------------------------------------------------------
in  connection  with the  construction  and  operation  of our  planned  ethanol
--------------------------------------------------------------------------------
production  facilities.  We cannot  predict  in what  manner  or to what  extent
--------------------------------------------------------------------------------
governmental  regulations  will harm our business or the ethanol  production and
--------------------------------------------------------------------------------
marketing industry in general.
------------------------------

     Our business is subject to extensive regulation by federal, state and local governmental agencies. Our business plan provides for the construction of ethanol plants in Southeastern Canada and in upstate New York. Once these plants have been constructed we expect to market ethanol and by products in both the US and Canada.

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

     The production and sale of ethanol is subject to regulation by agencies of the US Federal Government, including, but not limited to, the Environmental Protection Agency, or the EPA, in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. In
Canada, the production and sale of ethanol is subject to regulation by Environment Canada, through the Canadian Environmental Protection Act, 1999 and by the Ontario Ministry of the Environment. As in the United States, applicable laws and regulations are subject to change, which could be made retroactively.

     Environmental laws and regulations that affect our operations, and that are expected to affect our planned operations, are extensive and have become progressively more stringent in the United State and Canada. Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

Delays in the  construction  of our planned  ethanol  production  facilities  or
--------------------------------------------------------------------------------
defects in materials and/or workmanship may occur.
--------------------------------------------------

     As of the date of this report, we have not begun construction of our proposed ethanol plants, nor do we have any commitment for the financing that is required to commence construction. While we are confident that we will be able to arrange for financing, no assurances can be provided that we will obtain the same, or if we do obtain such financing, that we will receive the necessary funds in a timely manner.

     Further, construction projects often involve delays in obtaining permits and encounter delays due to weather conditions, fire, the provision of materials or labor or other events. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, provincial, state or local levels that result in policy change towards ethanol or our project in particular, could cause construction and operation delays. Any of these events may adversely affect our ability to commence our proposed operations, which may expose us to additional unknown risks that arise due to such a delay.

     We may also encounter hazardous conditions at or near each of our planned facility sites, including the Barrie site that may delay or prevent construction of a particular facility. If we encounter a hazardous condition at or near a site, work may be suspended and we may be required to correct the condition prior to continuing construction, which will require us to obtain additional financing. The presence of a hazardous condition would likely delay construction of a particular facility and may require significant expenditure of resources to correct the condition. If we encounter any hazardous condition during construction, our ability to implement our business plan described herein may be adversely affected.

Any  significant  increase in the final  construction  cost of the facility will
--------------------------------------------------------------------------------
adversely affect our capital resources.
---------------------------------------

     We have based our estimated capital resource needs on a preliminary design for an ethanol production facility in Barrie Ontario. Based on this preliminary budget, we estimated that the construction cost of each of our facilities to be approximately $160 million. The estimated cost of these facilities is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher and there can be no assurances that we will have the ability to raise additional capital, if needed.

Our ability to implement  our proposed  business plan may be  significantly  and
--------------------------------------------------------------------------------
adversely affected by the prices and supplies of raw materials and energy.
--------------------------------------------------------------------------

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

RISKS RELATED TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that
--------------------------------------------------------------------------------
such a market will develop in the future.
-----------------------------------------

     We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares that we issued in our recent private offering. If and when our registration statement is deemed effective by the SEC, we intend to undertake efforts to have our common stock listed for trading on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance that our application for listing on the OTCBB will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our company.

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

If our stock  trades  below  $5.00 per share,  our stock would be  considered  a
--------------------------------------------------------------------------------
"penny stock" which can adversely affect its liquidity.
-------------------------------------------------------

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

Any  adverse  effect on the  market  price of our  common  stock  could  make it
--------------------------------------------------------------------------------
difficult for us to raise additional  capital through sales of equity securities
--------------------------------------------------------------------------------
at a time and at a price that we deem appropriate.
--------------------------------------------------

     If and when our registration statement declared effective, holders of our shares of common stock that are registered pursuant to our registration statement will be permitted, subject to few limitations, to freely sell these shares of common stock. At that time, sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

     As of  September  30,  2006,  we  carried  out  an  evaluation,  under  the supervision  and  with  the  participation  of  our  management,  including  our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS.

     There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES.

     During the three month period ended September 30, 2006, we sold an aggregate of 3,921,500 shares of our Common Stock to 47 "accredited investors" (as that term is defined in both the Canadian and U.S. securities laws) at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom.

     We relied upon the exemption from registration provided by Regulation S and Regulation D promulgated under the Securities Act of 1933, as amended, to issue these securities.

     In September 2006, two of our former officers and/or directors voluntarily surrendered 150,000 and 50,000 shares, respectively, of our Common Stock that had been previously issued to them back to us for cancellation. Also in September 2006, one of these individuals also agreed to surrender an additional 150,000 shares that had been previously issued to him, although he has not formally executed the documentation to effectuate such surrender but did execute the consent of the board of directors authorizing the acceptance of the surrender and cancellation of such shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

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

     On September 12, 2006, we filed a report on Form 8-K, advising of the sale of unregistered shares of our common stock relevant to the private offering of our common stock described above under "Liquidity and Capital Resources," as well as under Part II, Item 2, "Changes in Securities," above. In addition, this report disclosed of certain changes in our management wherein we increased the number of our Board of Directors from three to six members, Mr. Joseph Galda resigned as a director of our Company and Messrs. Andrew Telsey, Paul Durst, Robert Richards and Frank F. Klees were appointed as directors, with Mr. Telsey also assuming the position of our Corporate Secretary.

Subsequent Events

     On October 31, 2006, we filed a report on Form 8-K advising that our Chef Financial Officer, Ciaran Griffin, had resigned.

     On November 14, 2006, we filed a report on Form 8-K, advising that Mr. Richard Smith had been appointed to the position of Chief Financial Officer on a probationary basis, replacing Mr. Griffin. In addition, this report also advised that (i) we had elected to extend this offering and (ii) the number of shares and proceeds received by us was incorrectly stated in our previous Form 8-K report. This offering has been closed and the information contained in this report relating to our private offering is current and correct.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHERN ETHANOL, INC.
                                   (Registrant)

Dated:  November 30, 2006


                                   By:s/Gordon Laschinger
                                      ------------------------------------------
                                      Gordon Laschinger, Chief Executive Officer