Form 10QSB/A
period 2006-09-30
NORTHERN ETHANOL, INC.
filed 2007-01-16
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A1

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2006

Commission File Number: 000-51564

NORTHERN ETHANOL, INC

(Exact name of small business issuer as specified in its charter)

Delaware

State or other jurisdiction

of incorporation)

34-2033194

(IRS Employer ID No.)

193 King Street East

Suite 300

Toronto, Ontario, M5A 1J5, Canada

(Address of principal executive offices)

(416) 366-5511

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of January 15, 2007, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes X No

PART I

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

TABLE OF CONTENTS

Page

UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,386,322	$ 13,390
Accounts receivable Deposits Prepaid expenses	53,073 951,602 407,841	- - 10,250
Total current assets	2,798,838	23,640

Property and equipment (note 3)	305,966	-
Assets under capital lease (note 7)	16,761,565	-
	$ 19,866,369	$ 23,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 103,821	$ 2,000
Accrued expenses	75,000	3,098
Current portion of obligation under capital lease (note 7)	17,385	-
Total current liabilities	196,206	5,098

Obligation under capital lease (note 7)	16,744,180	-
	16,940,386	5,098

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 6)	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized;
104,096,500 and 101,500,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively (note 6)	10,410	10,150
Additional paid-in capital	5,163,089	39,865
Deficit accumulated during the development stage	(2,234,967)	(31,473)
Accumulated other comprehensive income (loss)	(12,549)	-
	2,925,983	18,542

	$ 19,866,369	$ 23,640

See notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30		Nov 29, 2004 (Inception) to September 30
	2006	2005	2006	2005	2006

REVENUES	$ -	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-	-

GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES
Salaries and benefits (note 5)	784,626	-	1,539,978	-	1,539,978
General and administrative	427,964	14,745	589,822	20,024	621,295
Occupancy costs	46,779	-	60,684	-	60,684
Depreciation	7,723	-	13,010	-	13,010
	1,267,092	14,745	2,203,494	20,024	2,234,967

NET LOSS	$(1,267,092)	$ (14,745)	$(2,203,494)	$ (20,024)	$(2,234,967)

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	103,008,065	101,500,000	101,706,375	101,500,000

See notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine Months ended September 30, 2006 and September 30, 2005

	Common Stock		Additional		Accumulated Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Gain (Loss)	Total

Inception, November 29, 2004 Stock issued for cash	101,500,000	$ 10,150	$ 39,865	$ -	$ -	$ 50,015

Net loss for the period November 29, 2004 (inception) to December 30, 2004	-	-	-	(3,708)	-	(3,708)

Balances, December 31, 2004	101,500,000	$ 10,150	$ 39,865	$ (3,708)	$ -	$ 46,307

Net loss for the nine months ended September 30, 2005	-	-	-	(20,024)	-	(20,024)

Balances, September 30, 2005	101,500,000	$ 10,150	$ 39,865	$ (23,732)	$ -	$ 26,283

Balances, December 31, 2005	101,500,000	$ 10,150	$ 39,865	$ (31,473)	$ -	$ 18,542

Shares cancelled (note 6)	(1,500,000)	(150)	150	-	-	-
Options issued for services	-	-	1,276,984	-	-	1,276,984
Stock issued for cash	4,096,500	410	3,846,090	-	-	3,846,500
Cumulative translation adjustment	-	-	-	-	(12,549)	(12,549)
Net loss for the nine months ended September 30, 2006	-	-	-	(2,203,494)	-	(2,203,494)

Balances, September 30, 2006	104,096,500	$ 10,410	$ 5,163,089	$ 2,234,967)	$ (12,549)	$ 2,925,983

See notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Statements of Consolidated Cash Flows

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30		Nov 29, 2004 (Inception) to September 30
	2006	2005	2006	2005	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loss	$ (1,267,092)	$ (14,745)	$ (2,203,494)	$ (20,024)	$ (2,234,967)
Items not involving cash:
Depreciation	7,723	-	13,010	-	13,010
Stock-based compensation	619,605	-	1,276,984	-	1,276,984
Changes in non-cash working capital balances:
Accounts receivable	(19,414)	-	(53,073)	-	(53,073)
Deposits	(201,602)	-	(951,602)	-	(951,602)
Prepaid expenses	(133,911)	4,500	(397,591)	9,141	(397,591)
Accounts payable	31,487	2,000	101,821	2,000	103,821
Accrued liabilities	68,302	8,245	71,902	8,151	75,000
Other	(8,077)	-	(12,549)	-	(22,799)
Net cash (used in) provided by operating activities	(902,979)	-	(2,154,592)	(732)	(2,191,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,346,500	-	3,846,500	-	3,896,515

Net cash (used in) provided by financing activities	2,346,500	-	3,846,500	-	3,896,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	(158,678)	-	(318,976)	-	(318,976)

Net cash (used in) provided by investing activities	(158,678)	-	(318,976)	-	(318,976)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,284,843	-	1,372,932	(732)	1,386,322

CASH AND CASH EQUIVALENTS:
Beginning of period	101,479	36,783	13,390	37,315	-

End of period	$ 1,386,322	$36,783	$ 1,386,322	$36,783	$ 1,386,322

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	-	-	$16,761,565	-	$16,761,565
Cash paid for income taxes	-	-	-	-	353

See notes to unaudited consolidated interim financial statements

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	OVERVIEW

The Company was incorporated as “Beaconsfield I, Inc.” in the State of Delaware on November 29, 2004, as a “blank check” company for the purpose of engaging in the potential future merger or acquisition of an unidentified target business.

On December 15, 2004, the Company issued 150,000 shares of its Common Stock for a total of $15 in cash. Additionally on that date, the Company issued 10,000,000 shares (pre-forward split) of its Common Stock, for a total of $50,000 in cash.

In July 2006, the Company engaged in a forward split of our Common Stock whereby it issued ten (10) shares of its Common Stock for every one (1) share then issued and outstanding. Also in July 2006, the holders of a majority of the then issued and outstanding Common Stock approved an amendment to the Certificate of Incorporation wherein the Company’s name was changed to “Northern Ethanol, Inc.” to better reflect its current business plan. Northern Ethanol, Inc. is currently considered a “development stage” company.

The Company has two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim financials statements of the Company as of September 30, 2006, for the three-month and nine-month periods ended September 30, 2006 and 2005 and for the period from November 29, 2004 (Inception) to September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2005.

Basis of presentation – going concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. Since the beginning of 2006, the Company has concentrated on activities that will enable it to acquire facilities to produce ethanol. It has no net earnings, minimal revenue and negative operating cash flows, and has financed its activities through the issuance of shares and capital lease arrangements. The Company’s ability to continue as a going concern is dependent on obtaining additional investment capital and the achievement of profitable operations. There can be no assurance that the Company will be successful in increasing revenue or raising additional investment capital to generate sufficient cash flows to continue as a going concern. These unaudited interim consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to continue operation in accordance with this assumption.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain items in the comparative statements have been reclassified to be consistent with the presentation in the current year.

Cash and cash equivalents - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Property and equipment – Computer equipment and software and furniture and equipment are recorded at cost and depreciated on a straight-line basis over their useful life.

Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the shorter of the term of the lease and their estimated useful life.

Property under development consists of engineering, site design, permitting, and other development costs related to preparation for the construction of ethanol production facilities.

Depreciation and amortization commences at the time when the assets are available for use in operations.

Leases - The Company follows the guidance in SFAS No. 13 “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease.

Assets under capital leases – Using similar local property market values obtained from independent appraisers, management determined that the fair value of the land at the Barrie site was less than 25% of the fair value of the leased property at the inception of the lease and therefore considered the land and building as a single unit for purposes of when determining that the lease should be classified as a capital lease in accordance with SFAS No. 13, paragraphs 7(c) and (d). Management concluded that the present value of the minimum lease payments, excluding any executory costs to be paid by the lessor, equals or exceeded 90% of the fair value of the leased property. The Company used its incremental borrowing rate of 12% to measure the present value of the minimum lease payments.

The buildings under capital lease at the Barrie site cannot currently be used to carry out the business of the Company without extensive renovation and construction activities. As such, management considers that the assets are not available for their intended use. Specifically, management expects to make substantial renovations to portions of the existing building to provide the space needed to construct an ethanol processing facility. The portion of the building that will eventually serve as the administrative offices requires extensive renovation in order to bring it up to standard for occupation. Management’s initial examination of the infrastructure items has indicated that substantial additional expenditures will be required to ensure that rail lines are serviceable, and in correct locations, and that the gas and water lines can be expanded to provide the required capacity for the plant operations. Before commencing demolition and construction activities, the Company will use the findings of an engineering study that will be performed, with detailed recommendations on the usefulness of individual assets. The Company will write-off any portion of the buildings that may be demolished. The Company will not capitalize costs to assets under capital leases beyond what is recoverable from operations. Depreciation of capital assets will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their useful life or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets – Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the long-lived asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount that the carrying amount exceeds the fair value of the particular assets.

Capitalized interest

In accordance with SFAS No. 34, the interest costs associated with the Company’s capital lease obligation will be capitalized to assets under capital lease until the Barrie plant is substantially complete and ready for the production of ethanol.

Stock-based compensation – Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Foreign currency translation – The functional currency of the Company is United States dollars. The Company has determined that the functional currency of its Canadian subsidiaries is the Canadian dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and
(ii)	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but are reported as a component of other comprehensive income (loss).

The Company translates foreign currency transactions into the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share - The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

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

3.	PROPERTY AND EQUIPMENT

September 30, 2006	Cost	Accumulated Depreciation	Net book value

Computer equipment and software	$ 33,806	$ 5,185	$28,621
Furniture and equipment	131,351	6,098	125,253
Leasehold improvements	34,659	1,727	32,932
Property under development	119,160	-	119,160
	$318,976	$13,010	$305,966

December 31, 2005	Cost	Accumulated Depreciation	Net book value

Computer equipment and software	$ -	$ -	$ -
Furniture and equipment	-	-	-
Leasehold improvements	-	-	-
	$ -	$ -	$ -

4.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

The Company utilized the office space and equipment of a stockholder at no cost, until April 2006, when the Company entered into a lease for office space, as further discussed in note 7. During April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 7. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding common stock or 9.6% interest.

In September 2006, the Company deposited $200,000 in trust with Aurora Beverage Corporation, a company owned by the same individual that owns Rosten, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	STOCK OPTIONS

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of common stock for issuance under the Plan.

On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price equal to $1.00, to its Chief Executive Officer. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price equal to $1.00, to its Chief Financial Officer. The options were to vest in equal amounts each quarter over the next two years from the date of grant. The options were to expire five years following the date of grant. These options were forfeited with the resignation of the Chief Financial Officer (note 9).

On May 1, 2006 and on June 8, 2006, the Company granted options to purchase an aggregate of 224,000 shares of the Company’s common stock at an exercise price equal to $1.00, to certain new employees. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

On July 15, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price equal to $1.00, to its Chief Operating Officer. The options will vest in equal amounts each quarter over the next three years from the date of grant. The options expire five years following the date of grant.

On September 8, 2006, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price equal to $1.00, to the non-salaried Directors of the Company. The options vested immediately at the date of grant. The options expire five years following the date of grant. Also on September 8, 2006, pursuant to a consulting agreement, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price equal to $1.00, to a Director. The options will vest at a rate of 50,000 shares in equal amounts each quarter over the first year from the date of grant, 50,000 shares in equal amounts each quarter over the second year from the date of grant and 100,000 shares in equal amounts each quarter over the third year from the date of grant. The options expire five years following the date of grant.

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

2006
Risk-free interest rate	5.1 - 5.2%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Expected dividends	None

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

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

a)

During the nine months ended September 30, 2006, the Company has received gross proceeds of $4,096,500 under the terms of a unit subscription agreement that provides for the purchase of one share of common stock for $1.00. Cost of issuance related to raising these funds amounted to $250,000. In September 2006, sales of the units of the Company’s common stock under these agreements were closed and 4,096,500 shares of common stock were issued. The Company did not grant registration rights to these investors.

b)

On May 19, 2006 certain founding shareholders of the Company, each owning 50,000 shares of the common stock of the Company, agreed to surrender a portion of their stock ownership to the Company for cancellation. In total, 1,150,000 shares were surrendered. The Company transferred $115 from common stock to additional paid in capital.

c)

Effective July 3, 2006, the Company’s shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of common stock having a par value of $0.0001 per share, and 100,000,000 shares of preferred stock, having a par value of $0.0001 per share

d)

On July 5, 2006, the Company affected a ten-for-one forward stock split of its common stock to holders of record on that date. The number of commons shares and options presented elsewhere in this interim statement has been revised for the ten-for-one stock split.

e)

In September 8, 2006, certain founding shareholders of the Company, each owning 50,000 shares of the common stock of the Company, agreed to surrender the balance of their stock ownership to the Company for cancellation. In total, 350,000 shares were surrendered. The Company transferred $35 from common stock to additional paid in capital.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	LEASE AGREEMENTS

At April 20, 2006, the Company entered into a lease agreement through its wholly-owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with two ten year optional renewal periods, on an industrial property located in Barrie, Ontario, Canada, (the “Barrie Lease”), on which it intends to construct an ethanol processing facility. The Company has analyzed this lease and determined that the terms of the property lease at the Barrie industrial location require it to be accounted for as a capital lease because the present value of the minimum lease payments at the inception of the lease term exceeded 90% of the fair value of the leased property. The Company computed the present value of the minimum lease payments over the 25 year term of the lease using its incremental borrowing rate of 12% per annum as the discount rate. The Company used an interest rate of 12% to determine the present value of future lease payments. Based on its discussions to date with potential lenders to finance construction of the ethanol plants, the Company expects this rate to very closely approximate our actual weighted cost of capital. In considering the fair value of property acquired, the Company has taken a marketplace approach. For the land value, the Company used the published value of industrial property in the local trading area. For the building value, the Company considered values from both a depreciated replacement cost and similar rental property perspective. Support has been obtained from an independent realtor for each of these values. As the Barrie location was leased for the purposes of constructing an ethanol processing facility, and the plant is not yet operational, no amortization or interest expense related to this lease is reflected in the income statement.

The Company also entered into a five year lease on April 20, 2006 through its wholly-owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the “Head Office Lease”). The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
2006	$ 338,948	$ 80,631	$ 419,579
2007	2,033,686	161,261	2,194,947
2008	2,033,686	161,261	2,194,947
2009	2,033,686	161,261	2,194,947
2010	2,033,686	161,261	2,194,947
Thereafter	48,673,826	67,192	48,741,018
Total minimum lease payments	$ 57,147,518	$ 792,867	$ 57,940,385
Less amount representing interest of 12%	40,385,953
	16,761,565
Less current portion	17,385
	$ 16,744,180

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	LEASE AGREEMENTS (continued)

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

The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of $57,147,518 over 25 years, of which $40,385,953 is interest and $16,761,565 is the repayment of the capital lease amount. The capital lease principal will be paid down by $17,385 as a result of monthly lease payments that will be made over the next year.

8.	INCOME TAXES

The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any future tax asset because the future realization of the related income tax benefits is uncertain.

9.	COMMITMENTS

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at September 30, 2006. The remaining balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

b)

On August 18, 2006, the Company entered an Agreement for Procurement and Merchandizing Services with Parrish & Heimbecker, Ltd (“P&H”), wherein P&H shall provide the Company with a commodity and currency hedging system in order to protect the Company from the risk of currency and raw material price fluctuations. In addition, P&H will source all the corn required for the operation of the Company’s planned plants in Barrie and Sarnia, Ontario at the best possible prices and in a pattern that meets the plants’ processing requirements. We will pay P&H C$1.00 per metric ton of corn procured for our Barrie and Sarnia operations. P&H will manage the sale of our dried distiller grain by-product. There are no minimum purchase quantities to P&H. The term of the Agreement is five years.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	SUBSEQUENT EVENTS

a)

On October 12, 2006, the Company filed a registration statement on Form SB-2 that provides for the resale from time to time by selling stockholders of 4,096,500 shares of common stock of the Company. The Form SB-2 is in the process of being reviewed by the Securities Exchange Commission. The Company will pay the expenses of registering these shares and will not receive any proceeds from the sale of common stock beyond those received as part of the private placement made in September 2006 as described in note 6(a).

b)

Effective October 31, 2006, the Company’s former Chief Financial Officer resigned and forfeited options to purchase an aggregate of 500,000 shares of the Company’s common stock. Effective November 1, 2006, the Company appointed an interim Chief Financial Officer, on a probationary basis. As of the date of this report, this new Chief Financial Officer is no longer on probationary status and the Company has entered into an employment agreement with him.

c)

On November 2, 2006, the Company granted options to purchase an aggregate of 900,000 shares of the Company’s common stock at an exercise price equal to $1.00 to non-employees. The options will vest in equal amounts each quarter over one year from the date of grant. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

2006
Risk-free interest rate	5.1 - 5.2%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Expected dividends	None

The fair value of the options granted as determined above was $592,806, of which $425,178 will be expensed in fiscal 2006.

d)

On November 2, 2006, the Company granted options to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $1.00, to a non-salaried Director of the Company. The options will vest in equal amounts annually over the next three years from the date of grant. The options expire five years following the date of grant. Also on November 2, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 90,000 shares of the Company’s common stock at an exercise price equal to $1.00, to its new Chief Financial Officer. The options will vest in equal amounts each quarter over the next 27 months from the date of grant. Additionally, on November 2, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price equal to $1.00, to a new employee. The options will vest in equal amounts annually over the next three years from the date of grant. The options expire five years following the date of grant. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	SUBSEQUENT EVENTS (continued)

2006
Risk-free interest rate	5.1 - 5.2%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Expected dividends	None

The fair value of the options granted as determined above was $147,631, of which $57,867 will be expensed in fiscal 2006.

e)

Effective December 13, 2006, the Company executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to provide 75% of the financing (approximately $280 million) for the construction of the Barrie and Sarnia facilities on a “best efforts” basis. Among other things, the provision of the 75% financing in accordance with the engagement letter and the indicative term sheets is conditional on the Company obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over six years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. The Company paid a non-refundable retainer deposit of $200,000 to West LB on execution of the engagement letter and indicative term sheets. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 6, 2006 and $10,000,000 thereafter.

If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	SUBSEQUENT EVENTS (continued)

f)

On December 12, 2006 the Company received a term sheet from Aker Kvaerner Songer Canada Ltd. (“AKSC”) for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site. As of the date hereof, the Company is reviewing this term sheet with WestLB to ensure that the proposed terms are consistent with the requirements included in the engagement letter and indicative term sheets with WestLB. If the Company reaches an agreement with AKSC, it expects to pay AKSC a non-refundable fee of $500,000 on signing the term sheet and $500,000 on receipt of the EPC contract price for the Barrie plant by March 2007. Providing the EPC contract price is acceptable, the Company expects to execute the EPC contract (“AKSC-EPC”) within 30 days and commence construction at the Barrie site immediately thereafter.

The Company also expects to enter into a similar arrangement with AKSC for the Sarnia location, develop a full EPC contract price and secure all the necessary financing and permits to begin construction there by June 2007. Delta’s primary role in the projects will be to provide the process technology and engineering, while AKSC will have the responsibility to erect the Delta process components as well as engineer, procure and construct the balance of plant equipment. AKSC will be responsible for all labor supply and project completion risk. (i.e. project completed on schedule, at the contract price, meeting design specifications).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

We were incorporated as “Beaconsfield I, Inc.” in the State of Delaware on November 29, 2004, as a “blank check” company for the purpose of engaging in the potential future merger or acquisition of an unidentified target business.

On December 15, 2004, we issued 150,000 shares of our Common Stock for a total of $15 in cash. Additionally on that date, we issued 10,000,000 shares (pre-forward split) of our Common Stock, for a total of $50,000 in cash.

In July 2006, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. Also in July 2006, the holders of a majority of our then issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation wherein we did change our name to “Northern Ethanol, Inc.” to better reflect our current business plan that is described under “Plan of Operation” below. We are currently considered a “development stage” company.

We have two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the nine-month periods ended September 30, 2006 and 2005

During the nine-month period ended September 30, 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under “Plan of Operation” become operational.

During the nine month period ended September 30, 2006, we incurred costs and expenses totaling $2,203,494, including $1,539,978 in salaries and benefits, $650,506 in other general and administrative expense and occupancy costs and $13,010 in depreciation expense. Following is a table delineating the itemization of salaries and benefits paid during the nine-month period ended September 30, 2006:

Distribution of Salaries & Benefits Expense for the nine months ended September 30, 2006:

Name	Position	Start Date	Salary & Benefits	Stock Options (2)	Total

Gord Laschinger	President, Chief Executive Officer and Director	April 1, 2006	$109,914	$ 738,531	$ 848,445
Ciaran Griffin (1)	Chief Financial Officer	April 1, 2006	32,982	184,632	217,614
Steve Reader	Chief Operating Officer	July 15, 2006	49,260	69,507	118,767
Andrew Telsey	Secretary & Director	September 8, 2006	-	17,366	17,366
All other Directors and employees		Various	70,838	266,948	337,786
Totals			$262,994	$1,276,984	$1,539,978

_____________________

(1)	Mr. Griffin was employed by us from April 1, 2006 to October 31, 2006.
(2)	Non-cash transactions

During the nine-month period ended September 30, 2005, our total costs and expenses were $20,024. This significant increase in operating expenses in the same period in 2006 is a direct result of our commencement of our new business plan, described below.

As a result, we incurred a net loss of $2,203,494 during the nine month period ended September 30, 2006, compared to a net loss of $20,024 for the similar period ended September 30, 2005.

Comparison of Results of Operations for the three-month periods ended September 30, 2006 and 2005

During the three-month period ended September 30, 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under “Plan of Operation” become operational.

During the three month period ended September 30, 2006, we incurred costs and expenses totaling $1,267,092, including $784,626 in salaries and benefits, $474,743 in other general and administrative expense and occupancy costs and $7,723 in depreciation expense.

During the three-month period ended September 30, 2005, our total costs and expenses were $14,745. This significant increase in operating expenses in the same period in 2006 is a direct result of our commencement of our new business plan, described below.

As a result, we incurred a net loss of $1,267,092 during the three month period ended September 30, 2006, compared to a net loss of $14,745 for the similar period ended September 30, 2005.

PLAN OF OPERATION

As of the date of this report we have adopted a new business plan to initially construct and operate two ethanol plants. Our goal is to produce ethanol in Ontario and market and sell ethanol in Central Canada and the Eastern United States. In this regard we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia) for total planned production capacity of approximately 216 million gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The two facilities currently envisaged for Ontario are expected to be completed and operational over the next two years.

We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

•

Barrie, Ontario, Canada; 108 million gallons – This 35 acre site has been obtained under a 25 year lease with two ten year renewal options at the then current market for comparable properties. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. We are leasing our Barrie site and our Head Office space from Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock or 9.6% interest.

•

Sarnia, Ontario, Canada; 108 million gallons – This site comprises approximately 30 acres. We have entered into an exclusive non-binding letter of intent with the owner of this location that provides us with a 99 year lease with an annual rental payment of C$10 , plus payment by us of all real estate taxes and other operating expenses, including utilities. This letter of intent is exclusive so long as the parties are negotiating in good faith. Prior to completion of construction we anticipate the annual real estate taxes to be less than C$10,000 annually. The terms of the lease are subject to our reaching an agreement with the lessor to supply steam to our proposed plant for a minimum of 15 years. The proposed terms also include a right of first refusal for us to acquire this land at a price to be agreed in the future and also provides for us to receive C$4 million as a tenant inducement to enter into a definitive agreement. This site is adjacent to a major rail line, has good highway access, access to the Great Lakes for shipping purposes and is fully zoned and serviced. As of the date of this report we are proceeding with the finalization of the business terms incorporating the aforementioned provisions along with other provisions for site services including steam energy.

Each of these locations will be the site for a state-of-the-art ethanol processing facility, using corn as the feedstock. Our proposed plants will be designed to incorporate many of the newest technological innovations, including molecular sieves for dehydrating ethanol and continuous fermentation processing. The Barrie location represents a conversion of an existing site’s servicing infrastructure from a former brewery. As of the date of this report we plan on demolishing existing structures that are not germane to our proposed operations at the Barrie site and to utilize the rail spur and the utility connections. The Sarnia location offers an existing rail spur, steam connection from a neighboring power plant, utility connections and dock facilities. Both locations have been zoned for industrial use.

We have selected these sites because of our belief that in order to be competitive with both existing and proposed new ethanol plants the following criteria needs to be considered:

•	Local access to feedstock

•	Access to end users
•	Access to skilled labor market
•	Status of infrastructure
•	Zoning

Our proposed facilities are to be located on industrial zoned sites. There are three primary means of transporting ethanol in North America, including rail, truck or barge and not all of these transportation modes are available to all our competitors. The Barrie and Sarnia locations have ease of access to all three modes, which are expected to reduce our transportation costs. We believe the sites we have chosen provide access to a number of available local gasoline blending facilities owned by major refiners including Imperial Oil (Exxon), Shell, PetroCanada and Suncor.

The potential drawbacks of these locations include higher transportation costs for feedstock and higher property costs. We believe that this will be offset by the reduced cost of transporting ethanol because of proximity to the end use market.

We anticipate that we will need to raise approximately $372.5 million in equity and/or debt financing to complete construction of our initial two ethanol production facilities in Barrie and Sarnia, Ontario. After engaging in significant due diligence to ascertain the anticipated costs associated with the construction of the initial two ethanol plants, we have generated the following cost estimates for construction of these initial plants:

Items	Barrie	Sarnia	Total
Fixed EPC Contract Costs:

EPC Price Materials (including. Demolition)	$104,000,000	$100,000,000	$204,000,000
EPC Price Labor (including Demolition)	56,000,000	49,500,000	105,500,000
Total EPC Costs	160,000,000	149,500,000	309,500,000

Owners Costs:

Project Management	745,000	447,000	1,192,000
Infrastructure Upgrades	1,627,000	488,000	2,115,000
Permitting (Environmental and Building)	143,000	134,000	277,000
Insurance During Construction	662,000	659,000	1,321,000
Owners Engineer	219,000	202,000	421,000
Startup Materials& Labor	658,000	640,000	1,298,000
Spare Parts	570,000	552,000	1,122,000
Lenders Engineer	319,000	318,000	637,000
Other Miscellaneous Costs	368,000	193,000	561,000
Total Owners Costs	5,311,000	3,633,000	8,944,000

SubTotal Costs	165,311,000	153,133,000	318,444,000

Contingency	14,010,000	12,978,000	26,988,000

Interest During Construction	14,052,000	13,016,000	27,068,000
Total Costs	$193,373,000	$179,127,000	$372,500,000

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby West LB has conditionally agreed to provide 75% (approximately $280 million) of the financing for the construction of our Barrie and Sarnia facilities, on a “best efforts” basis. Among other things, the engagement letter and indicative term sheets are conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over 6 years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender, within twelve months of terminating WestLB, we will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 13, 2006 and $10,000,000 thereafter. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us.

Effective July 24, 2006, we entered into a five-year Project Development Agreement (the “Delta-Barrie Agreement”) with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta shall provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 108 million gallons per year in Barrie, Ontario, Canada. We paid Delta the non-refundable sum of $100,000 for their services.

In September 2006, we entered into a similar five-year agreement with Delta relating to our proposed Sarnia ethanol plant (the “Delta-Sarnia Agreement”) and paid Delta an initial non-refundable amount of $70,000 for such services, with the balance of $30,000 due upon issuance of an air permit by the Province of Ontario. References to the Delta-Barrie Agreement and Delta-Sarnia Agreement are hereinafter jointly referred to as the “Delta Agreements,” unless otherwise indicated.

The Delta Agreements provide for Delta to assist us in the development and analysis of the operating costs, plant specifications, compliance with environmental issues, product marketing, industry economics, technical and other assistance. Delta’s sole remedy in the event that we breach the Delta Agreements is limited to the non-refundable fees of $100,000 paid under each of the agreements. The relationship between Delta and us is deemed exclusive during the five-year term of the Delta Agreements whereby we agreed to use our best efforts to enter into an EPC contract or a technology agreement with Delta at these locations and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

On December 12, 2006 we received a term sheet from Aker Kvaerner Songer Canada Ltd. (“AKSC”) for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site. As of the date hereof, we are reviewing this term sheet with WestLB to ensure that the proposed terms are consistent with the requirements included in the engagement letter and indicative term sheets with WestLB. If we enter into an agreement with AKSC, we expect to pay a non-refundable fee of $500,000 on signing the term sheet and $500,000 on receipt of the EPC contract price for our Barrie plant by March 2007. Providing the EPC contract price is acceptable, we expect to execute the EPC contract (“AKSC-EPC”) within 30 days and commence construction at the Barrie site immediately thereafter.

We also expect to enter into a similar arrangement with AKSC for the Sarnia location by June 2007. We have not yet received a term sheet from AKSC regarding the Sarnia facility at this time. AKSC is a multinational EPC firm with extensive experience erecting and constructing facilities in Canada. Delta’s primary role in the projects will be to provide the process technology and engineering, while AKSC will have the responsibility to erect the Delta process components as well as engineer, procure and construct the balance of plant equipment. AKSC will be responsible for all labor supply and project completion risk (i.e. project completed on schedule, at the contract price, meeting design specifications). The EPC contract will be guaranteed by AKSC’s parent company, Aker Kvaerner ASA of Baerum, Norway, a leading global provider of engineering and construction services, technology products and integrated solutions with NOK14 billion in annual revenue. The Delta plant design that we have selected is based on plant designs and components currently being utilized by other Delta customers. Any differences in our plant designs from the standard Delta design will be to provide for higher reliability and performance. Not all current projects undertaken by Delta appear on their website due to client preferences with regards to confidentiality.

In August 2006, we retained the services of the engineering firm of Charles G. Turner & Associates for an initial term to December 31, 2006 to monitor the design, equipment selection, construction and commissioning phases of the projects on a hourly fee basis. This agreement is continuing in effect on a month-to-month basis. Also in August 2006, we contracted with Parrish & Heimbecker Ltd. (“P&H”) to provide corn procurement and co-product merchandizing services on a fee per shipment basis for a five year period for our proposed Barrie and Sarnia ethanol plants upon the opening of such plants. P&H is a privately held grain merchant corporation which owns and operates grain elevators and has extensive domestic and international experience in international grain origination and co-product merchandizing. We engaged them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates. We will pay P&H C$1.00 per metric ton of corn procured for our Barrie and Sarnia operations. P&H will manage the sale of our dried distiller grain by-product. We will pay P&H C$1.00 per metric ton of DDGS sold for marketing the sale of our product.

We are currently in the process of finalizing contracts covering the Barrie and Sarnia facilities with ECO Energy Inc., a privately held Tennessee corporation that provides ethanol marketing capability across North America (“ECO”). ECO is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of our ethanol production.

We are implementing a growth strategy by:

•	Building state of the art processing plants;

•	Negotiating stable long term contracts with key suppliers;

•	Securing long term sales agreements;

•	Pursuing acquisitions of existing ethanol producers; and

•	Pursuing acquisitions and/or strategic alliances with ethanol technology companies.

We are committed to investing in the latest technology to ensure that the processing costs are as low as possible, and the outputs are of the highest quality. The initial locations have been chosen due to proximity to supply of corn, natural gas, and water and are well located for the transportation of inputs and products.

The manner in which we intend to develop future sites beyond the initial aforementioned locations will depend on the nature of the opportunity, the respective needs of the parties involved, and ourselves. We have set up a separate subsidiary to own each ethanol plant. We may purchase ethanol producing facilities outright, acquire an ownership interest in companies controlling ethanol producing facilities, or issue shares in the subsidiary company that controls the site to outside parties who control ethanol producing facilities. We were in negotiations to acquire an existing ethanol plant site in the Province of Quebec, Canada. We made a fully refundable deposit to the prospective sellers’ solicitor, in trust, in the amount of $750,000. As of the date of this report, we have elected to terminate this potential acquisition and the deposit has been returned to us. We are continuing to review and explore other acquisitions of existing ethanol plants, but no definitive agreements have been reached and there can be no assurances that we will reach any agreements in the future.

It is likely that we will finance our participation in a business opportunity through the issuance of Common Stock or other securities and through the issuance of senior debt secured against the assets of each operating location.

In the case of cash acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting or otherwise obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.

We plan to identify and exploit new technologies for reduced costs and greater manufacturing yields. For example, we are examining new technologies enabling the conversion of cellulose, which is generated predominantly from wood waste, paper waste and agricultural waste, into ethanol which would reduce or eliminate our dependency on corn as a primary feedstock while also helping local municipalities deal with ever increasing demands on their garbage disposal sites.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $1,386,322 in cash and cash equivalents.

In July 2006, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. Following the aforesaid forward stock split, we commenced a private offering of our Common Stock. We closed this offering in September 2006 after selling an aggregate of 4,096,500 shares of our Common Stock at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom. The proceeds from our private placement that closed September 2006 are expected to finance our working capital requirements, including salaries and benefits, lease commitments, and capital expenditures on property, plant and equipment through to March 31, 2007 and prior to the development of an EPC contract (expected to require a $1,000,000 payment) for our Barrie plant. Following is a breakdown of our intended use of proceeds derived from the private placement offering:

Source of Funds		Use of Funds to March 31, 2007

Proceeds from private placement closed September 2006	$4,096,500	Salaries & Benefits	$ 812,000
Less: Issuance fee	(250,000)	General & Administrative costs	1,265,000
		Occupancy costs - Head Office	154,000
		Capital lease payments - Barrie plant lease	846,000
		Last month’s rent Head Office Lease	13,000
		Last month’s rent Barrie plant Lease	250,000
		Delta-T services for Sarnia site	70,000
		Directors & Officers liability insurance	44,000
		Capital expenditures – Head Office	244,000
		Capital expenditures – Barrie plant	148,500
Total	$3,846,500	Total	$3,846,500

We anticipate the possibility of a cash shortfall on payment of the $1,000,000 for the development of the EPC contract for Barrie before the advance of the construction loans. We have received verbal non-binding commitments from certain of our shareholders that they would provide financing to cover this shortfall.

Once financing is secured, we intend to initially begin demolition of existing structures on the Barrie property that are not germane to our proposed operations at an estimated cost of approximately $1.2 million. Thereafter, we expect to commence construction at both the Barrie and Sarnia locations within the next six months. We estimate that we will require an additional $372 million in additional debt or equity capital to complete the construction and commissioning of these two facilities, and there are no assurances that we will be able to raise this capital when needed.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to provide 75% of the financing (approximately $280 million) for the construction of our Barrie and Sarnia facilities, on a “best efforts” basis. Among other things, the provision of the 75% financing in accordance with engagement letter and the indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over six years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 13, 2006 and $10,000,000 thereafter. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. See “RISK FACTORS.”

Our aggregate lease commitments for our principal office space and our Barrie plant for the current year ended December 31, 2006 are $80,631 and $338,948 and for the next five fiscal years are $161,261 and $2,033,686 per annum. We anticipate that we will be able to satisfy these commitments until March 31, 2007 with the proceeds from the September 2006 private placement. Thereafter we expect to satisfy these commitments with the proceeds from the senior construction and term financing provided by WestLB AG pursuant to an engagement letter and indicative term sheets effective December 13, 2006 and from additional subordinate debt or equity to be raised. There are no assurances that we will be able to raise additional subordinate debt or equity on terms acceptable to us, or at all. In the event we are unable to raise additional funds on acceptable terms, we will need to reconsider our objectives and undertake efforts to reduce costs. Once construction of our Barrie and Sarnia plants is complete, we expect to satisfy the lease commitments with cash flow generated from the operations of these plants.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30, 2006.

RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of September 30, 2006 and December 31, 2005, we had an accumulated deficit of $2,234,967 and $31,473, respectively. For the nine months ended September 30, 2006 and for the year ended December 31, 2005, we incurred net losses of $2,203,494 and $27,765, respectively. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the fourth quarter of 2008. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

Ethanol competes with other existing products and other alternative products could also be developed for use as fuel additives. Our revenue will be derived primarily from sales of ethanol. Ethanol competes with MTBE (methyl tertiary butyl ether) as an oxygenate in gasoline to meet both oxy-fuel and reformulated gasoline requirements. Until recently, MTBE has been the most widely used oxygenate to meet the requirements of the Clean Air Act Amendments of 1990. Because of its favorable handling qualities and the fact that it is a petroleum product, MTBE has been the preferred oxygenate for the petroleum industry. However, MTBE has shown significant adverse environmental and health safety characteristics that have led to the decision by several key States to ban its use. Specifically, MTBE is highly persistent and has been identified as a potential carcinogen. MTBE has been detected in drinking water supplies in almost all areas where it is used. Reflecting these issues, California, New York, Connecticut, New Jersey and more than twenty other States have banned the use of MTBE.

In addition, we will also sell the co-products of ethanol production – dried distillers grains (DDGS) and carbon dioxide (CO2). The primary use of DDGS is for livestock feed as a replacement for traditional animal feeds such as soy-meal. There is a large market for animal feed but DDGS generally need to displace other feeds as buyers will base their selection primarily on cost competitiveness. As increasing volumes of ethanol production come on-line, the amount of DDGS in the marketplace should increase proportionately. This may put downward pressure on prices and presents a risk to the Company. At today’s prices, it is estimated that DDGS sales will represent approximately 10.6% of our total sales.

Carbon dioxide is produced during the fermentation stage of the ethanol production process. This excess gas is captured and sold to carbon dioxide resellers. As increasing volumes of ethanol production come on-line, it is possible that the market prices for CO2 will soften due to a finite amount of demand and an increasing supply. At today’s prices, it is estimated that CO2 sales will represent approximately 0.4% of our total sales.

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

In order to complete the construction of our planned ethanol production facilities, we will require the infusion of significant additional debt and equity funding. We anticipate that we will need to raise approximately $372.5 million in equity and/or debt financing to complete construction of our initial two ethanol production facilities in Barrie and Sarnia, Ontario. (See “PLAN OF OPERATION”). There are no assurances that we will be able to obtain this financing and/or investment.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed, on a “best efforts” basis, to provide 75% of the financing for the construction of our Barrie and Sarnia facilities. Among other things, the provision of the financing in accordance with the engagement letter and indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. We have had discussions with investment bankers, financial institutions and private investors about obtaining subordinate debt or equity investment but as of the date of this report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities. (See a complete description of the terms under “PLAN OF OPERATION” in this Report.)

Our capital structure will be highly leveraged because we plan to fund a substantial majority of the construction costs of our planned ethanol production facilities through the issuance of a significant amount of debt. Our debt levels and debt service requirements could have important consequences which could reduce the value of your investment, including:

•	limiting our ability to borrow additional amounts for operating capital or other purposes and causing us to be able to borrow additional funds only on unfavorable terms;

•	reducing funds available for operations and distributions because a substantial portion of our cash flow will be used to pay interest and principal on our debt;

•	making us vulnerable to increases in prevailing interest rates;

•	placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for our stockholders in the event of a liquidation; and

•	limiting our ability to adjust to changing market conditions, which could increase our vulnerability to a downturn in our business or general economic conditions.

If cash flow from operations is insufficient to pay our debt service obligations it is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt on substantially less favorable terms. In the event that we are unable to refinance all or a portion of our debt or raise funds through asset sales, sales of equity or otherwise, we may be forced to liquidate and you could lose your entire investment. However, while no assurances can be provided, based upon our discussions and negotiations with financing entities as of the date of this report, we do believe that our proposed business plan is viable and that we will obtain the additional financing necessary to develop our ethanol plants.

Our success depends, to a significant extent, upon the continued services of Gord Laschinger, our President and Chief Executive Officer, who has no prior experience in the ethanol industry. While Mr. Laschinger has developed key personal relationships with our expected suppliers and customers, most of these individuals have significantly more experience than Mr. Laschinger in the ethanol industry. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of Mr. Laschinger could also result in the loss of our favorable relationships with one or more of our suppliers and customers. Although we have entered into an employment agreement with Mr. Laschinger, that agreement provides for a termination date of April 30, 2009. In addition, we do not maintain “key person” life insurance covering Mr. Laschinger or any other executive officer. The loss of Mr. Laschinger could also significantly delay or prevent the achievement of our business objectives.

We will be competing with other established ethanol production and marketing companies who have greater experience and resources than we currently have. We will have several significant competitors in the ethanol production industry including GreenField Ethanol Inc. (Formerly Commercial Alcohols Inc.), currently the largest producer of ethanol in Canada, Archer-

Daniels-Midland Company, (“ADM”), the largest producer of ethanol in the United States, VeraSun Energy, Corp. and Aventine Renewable Energy Holdings, Inc, both large U.S. ethanol producers and Suncor Energy Inc., which has an ethanol plant in Sarnia, and others. These companies are presently producing ethanol in substantial volume, have greater financial resources and have more experienced personnel than we presently do. We are not currently producing any ethanol. Those competitors who are presently producing ethanol have greater capital resources than we currently do. As a result, this will be a significant obstacle that we will need to overcome in order to become successful. In addition, our lack of experience in our chosen industry relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Our business strategy envisions a period of rapid growth that may impose a significant burden on our current administrative and operational resources. If we are able to obtain the financing necessary to implement our business plan, of which there can be no assurance, our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

Our proposed business of producing and selling ethanol is subject to significant supply and demand fluctuations. We may increase inventory levels in anticipation of rising ethanol prices and decrease inventory levels in anticipation of declining ethanol prices. As a result, we are subject to the risk of ethanol prices moving in unanticipated directions, which could result in declining or even negative gross profit margins for this segment of our business. Accordingly, this segment of our business would be subject to fluctuations in the price of ethanol and these fluctuations may result in lower or even negative gross margins and which could materially and adversely affect our profitability.

In addition, there are a number of new plants under construction and planned for construction, in Central Canada and the Eastern United States. We expect our competitors in these markets to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices. The increased production of ethanol could also have other adverse effects. For example, increased ethanol production will lead to increased supplies of co-products from the production of ethanol, such as DDGS and carbon dioxide (“CO2”). Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs and, in the event that we are unable to pass increases in the price of corn to our customers, will result in lower profits. We cannot predict the future price of ethanol or DDGS. Any material decline in the price of ethanol or DDGS will adversely affect our sales and profitability.

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the price for ethanol. The ethanol industry does not use fixed price long-term contracts. According to the Renewable Fuels Association (www.ethanolRFA.org/industry/statistics/), between 90% and 95% of the ethanol in the U.S. is sold pursuant to six to twelve month contracts, negotiated between the ethanol producer and the oil refiner or gasoline blender. As such, we believe that we will not be able to rely on long-term (over one year) contracts for the sale of our product. Entering in to a long-term contract would require us to give the buyer a significant discount to current market prices. We believe that if and when we commence operations, it will be more profitable for us to sell into the spot market and through a mixture of short-term (less than one year) contracts. The Chicago Board of Trade launched an ethanol futures contract in March 2005. As of the date of this report, there has been limited trading activity in ethanol futures. There is no certainty that this market will develop sufficient liquidity to provide an effective means of hedging against a decline in ethanol prices. As a result, the limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Our expense estimates are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

We will be dependent on a small number of customers because there are a finite number of petroleum refiners and mixers in North America. This presents a risk compared to if our sales were less concentrated within a larger number of customers because a smaller group of customers can exert greater influence on our selling prices and if we lose a customer or a customer becomes insolvent, we could experience a significant decrease in revenue. As many of our costs and expenses will be relatively fixed, a reduction in revenue could decrease our profit margins and adversely affect our business, financial condition and results of operations.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon respectively in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. Since that time the price of wholesale gasoline and ethanol has fallen again to approximately $1.70 and $2.27 per gallon, respectively, as of November 30, 2006. This move in part was linked to the price of petroleum reaching a historically high level, only to decline shortly thereafter. If the prices of gasoline and petroleum continue to decline we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

An increase in production of ethanol could have a negative impact on our anticipated revenues. We believe that the production of ethanol is expanding rapidly. There are a number of new plants under construction and planned for construction in Central Canada and the Eastern United States market. We expect existing ethanol plants to expand by increasing production capacity and actual production. Increases in the demand for ethanol may not be commensurate with increasing supplies of ethanol. Thus, increased production of ethanol may lead to lower ethanol prices.

The increased production of ethanol could also have other adverse effects. For example, increased ethanol production will lead to increased supplies of co-products from the production of ethanol, such as DDGS and CO2. Those increased supplies could lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and cause higher ethanol production costs. In the event that we are unable to pass increases in the price of corn to our customers, we will realize lower profits. We cannot predict the future price of ethanol or DDGS. Any material decline in the price of ethanol or DDGS will adversely affect our sales and profitability.

We will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. Our proposed business is subject to extensive regulation by federal, state and local governmental agencies in both the US and Canada, the two jurisdictions where we intend to produce and sell ethanol. The production and sale of ethanol is subject to regulation by agencies of the US Federal Government, including, but not limited to, the Environmental Protection Agency (the “EPA”), in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. In Canada, the production and sale of ethanol is subject to regulation by Environment Canada, through the Canadian Environmental Protection Act, 1999 and by the Ontario Ministry of the Environment.

Environmental laws and regulations that affect our operations and that are expected to affect our planned operations are extensive and have become progressively more stringent Applicable laws and regulations are subject to change, which could be made retroactively. Violations of environmental laws and regulations or permit conditions can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, permit revocations and/or facility shutdowns. If significant unforeseen liabilities arise for corrective action or other compliance, our sales and profitability could be materially and adversely affected.

In addition, the production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. We also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason we are unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase. In addition, the facilities may not be fully constructed at all. It is also likely that operations at the facilities will be governed by other regulations. Compliance with regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol in Ontario or in other jurisdictions.

We face a risk that the Government of Canada may institute a corn countervailing duty that could increase feedstock costs for our proposed Canadian plants. The Ontario corn market relies on imports from the United States to increase liquidity. The most recent corn countervailing duty was brought about in September 2005, by the Ontario Corn Producers. Originally, the Corn Producer’s successfully lobbied for a provisional countervailing duty that was effective from December 15, 2005 until April 18, 2006. On April 17, 2006, the Canadian International Trade Tribunal (CITT) found that the importation of grain corn from the U.S. had not caused and is not threatening to cause material injury to domestic Canadian corn producers despite a determined legal and public relations effort by Canadian corn producers to persuade the CITT that U.S. subsidies, together with alleged dumping by U.S. producers of corn in Canadian markets were indeed causing such injury. In the event that a corn countervailing duty is enacted again, it is not expected to apply to product shipped back to the United States. Therefore, if we import U.S. corn into Canada and then export ethanol and DDGS to the U.S. we expect that we will be able to draw the duty back. However, we would not be able to recover the corn countervailing duty on any US produced corn used to make ethanol for sale in the Canadian market and we could be faced with higher corn prices in Ontario given the Ontario market’s reliance on imported US corn.

Delays in our ability to obtain the financing necessary to commence construction of our proposed ethanol plants, delays in the construction of our planned ethanol production facilities or defects in materials and/or workmanship may occur. As of the date of this report we have not begun construction of our proposed ethanol plants, nor do we have any commitment for all of the financing that is required to begin construction. While we are confident that we will be able to arrange for financing, no assurances can be provided that we will obtain the same.

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

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. We have estimated that the construction cost of our proposed two facilities to be approximately $372.5 million. The estimated cost of these facilities is based on preliminary discussions and estimates, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. Final construction costs may vary from EPC contract prices due to possible price escalation factors on certain material inputs, force majeure events and change orders that may arise over the course of construction. There can be no assurances that we will have the ability to raise additional capital, if needed.

There is a risk that, because of the proposed location of our ethanol plants, we may incur additional costs for corn, water, electricity and natural gas, the raw materials required for the production of ethanol. The September 2006 Muse Stancil report estimated that our Barrie and Sarnia ethanol production facilities will require approximately 78 million bushels of corn each year at expected annual production of 216 million gallons of ethanol and will require significant and uninterrupted supplies of water, electricity and natural gas. The prices for corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather and other problems may cause delays or interruptions of various durations in the delivery of corn to our facilities, reduce corn supplies and increase corn prices. We expect that corn feedstock costs will represent approximately 79% of operating costs. We anticipate obtaining approximately 30% of our corn requirements from suppliers located within a 100 mile radius of our facilities.

Feedstock costs may rise in the future as a result of the increased competition from additional ethanol plants beginning production. As a result of locating our plants outside of the “corn belt” in the mid-western United States, we will incur a feedstock transportation cost that other ethanol plants may not incur. Based upon information provided to us by Parrish & Heimbecker, we expect to pay freight costs from Toledo, Ohio, the location of the corn terminal we expect to utilize, of $0.14 per bushel of corn shipped to Sarnia, and $0.56 per bushel of corn shipped to Barrie. These freight costs may be higher than expected in the event of severe winter weather conditions. Additionally, since we will import corn from the United States, we are also faced with the risk that the Government of Canada could institute a corn countervailing duty that would increase feedstock costs for our Canadian plants.

Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Barrie and Sarnia facilities will need or may not be able to supply such resources on acceptable terms. Although a stable supply exists for gas, water and electricity in the Barrie and Sarnia areas, localized conditions such as drought or severe weather conditions may affect the supply of raw materials to these areas from time to time over the life of the plant. Each proposed plant will require approximately 10,500 cubic ft. of gas per day, 1,000,000 US gallons of water per day and an average of 16 MW/hr of electricity. The loss of any of these utilities would cause us to shut down the plant until normal utilities are restored. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Our hedging and contracting activities may not lower our prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in our paying higher prices than our competitors. In addition, we may be unable to pass increases in the prices of raw materials and energy to our customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our potential sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have reduced protections against interested director transactions, conflicts of interest and other matters. We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or Nasdaq such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. A recent release from the SEC has indicated that newly public companies may be granted an additional year, after becoming public to demonstrate the effectiveness of their internal controls as required under SOX 404.

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

RISKS RELATED TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that such a market will develop in the future. We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares that we issued in our recent private offering. If and when our registration statement is deemed effective by the SEC we intend to undertake efforts to have our Common Stock listed for trading on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance that our application for listing on the OTCBB will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities. If we are successful in listing our Common Stock for trading on the OTCBB, of which there can be no assurance, the OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”), following the effectiveness of our registration statement. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB. We have been late in filing some of the reports we have been required to file with the SEC but are reviewing our internal procedures to insure that future reports are filed in a timely manner.

If we are successful in listing our Common Stock for trading on the OTCBB, there are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities. Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

If our stock trades below $5.00 per share, our stock would be considered a “penny stock” which can adversely affect its liquidity. If and when trading commences and the trading price of our Common Stock is less than $5.00 per share, our Common Stock would be considered a “penny stock,” and trading in our Common Stock would be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

“Penny Stock” rules may make buying or selling our securities difficult. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment. As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. If and when our registration statement is declared effective, holders of our shares of Common Stock that are registered pursuant to our registration statement will be permitted, subject to few limitations, to freely sell these shares of Common Stock. At that time, sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock being registered herein, there is an aggregate of 3,404,333 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended), for a period sufficient to allow them to sell their shares subject to those limitations provided by Rule 144 promulgated under the Securities Act of 1933, as amended. In January 2007, these limitations shall cease and these holders will be entitled to sell their shares of our Common Stock at their discretion. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

The market price of our Common Stock may fluctuate significantly in the future. If our Common Stock is approved for trading, of which there can be no assurance, the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	the volume and timing of the receipt of orders for ethanol from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver ethanol on a cost-effective and timely basis;

•	our inability to obtain construction, acquisition, capital equipment and/or working capital financing;

•	the introduction and announcement of one or more new alternatives to ethanol by our competitors;

•	changing conditions in the ethanol and fuel markets;

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	regulatory developments;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our Common Stock or other securities.

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

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In the course of evaluating our internal controls over financial reporting as at September 30, 2006, management has identified a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated. However, none of the segregation of duty deficiencies resulted in a misstatement to the financial statements as we rely on certain compensating controls, including substantive periodic review of the financial statements by the Chief Executive Officer and Audit Committee. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

On December 7, 2006 and as amended on December 26, 2006, we filed Forms 8K and 8K-A1 to advise that our Form 10Q-SB filed on November 21, 2006, consisting of the unaudited interim consolidated balance sheets at September 30, 2006 and December 31, 2005, and the unaudited interim consolidated statements of operations, stockholders’ equity and cash flows for the three-months and nine-months period ended September 30, 2006 and 2005 and for the period November 29, 2004 (inception) to September 30, 2006 and the related Management’s Discussion and Analysis had been withdrawn and should no longer be relied upon. We were formally notified via a letter dated November 30, 2006 that KPMG LLP, our independent registered public accountants, did not complete their review of such interim financial statements despite the fact that our management believed that such review had been completed. Further, management wished to consider the possible impact of the SEC’s comment letter dated November 14, 2006 relating to our registration statement on Form SB-2, filed on October 12, 2006 regarding various matters pertaining to our aforesaid report on Form 10-QSB. The Audit Committee of our Board of Directors has approved such action and has discussed the matters disclosed in this filing with our independent registered public accountants. We have discussed the circumstances of the misunderstanding with our independent registered public accountant and have implemented procedures to ensure that we will not make such future filings without written sign-off from our independent registered public accountants.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES.

During the three month period ended September 30, 2006, we sold an aggregate of 4,096,500 shares of our Common Stock to 47 “accredited investors” (as that term is defined in both the Canadian and U.S. securities laws) at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom.

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

On July 21, 2006, as amended August 3 2006, we filed a report on Form 8-K advising that effective July 19, 2006, the firm of Raich Ende Malter & Co. LLP (“REM”), our independent accountant during the period from November 29, 2004 (inception) through July 18, 2006, was dismissed. Effective July 19, 2006 we retained the firm of KPMG as our independent accountant, to review our unaudited financial statements for the interim periods ended June 30, 2006, September 30, 2006, and to audit our financial statement for our fiscal year ending December 31, 2006, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending December 31, 2006.

On August 7, 2006, we filed a report on Form 8-K advising that effective July 24, 2006, we entered into a Project Development Agreement (the “Agreement”) with Delta-T Corporation, Williamsburg, Virginia, (“Delta”), wherein Delta shall provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 100 million gallons per year in Barrie, Ontario, Canada.

This report also advised that we had retained Steven Reader as our Chief Operating Officer.

On September 12, 2006, we filed a report on Form 8-K, advising of the sale of unregistered shares of our common stock relevant to the private offering of our common stock described above under “Liquidity and Capital Resources,” as well as under Part II, Item 2, “Changes in Securities,” above. In addition, this report disclosed of certain changes in our management wherein we increased the number of our Board of Directors from three to six members, Mr. Joseph Galda resigned as a director of our Company and Messrs. Andrew Telsey, Paul Durst, Robert Richards and Frank F. Klees were appointed as directors, with Mr. Telsey also assuming the position of our Corporate Secretary.

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

On December 7, 2006, we filed a report on Form 8-K, advising that we had withdrawn our Form 10-QSB for the nine month period ended September 30, 2006 and should no longer be relied upon. The basis for this withdrawal was that we were notified subsequent to the filing of the report that KPMG LLP, our independent registered public accountants, did not complete their review of such interim financial statements despite the fact that our management believed that such review had been completed. Further, management wished to consider the possible impact of the SEC’s comment letter dated November 14, 2006 relating to our registration statement on Form SB-2, filed on October 12, 2006, regarding various matters pertaining to our aforesaid report on Form 10-QSB. An amendment to this Form 8-K was filed December 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN ETHANOL, INC. (Registrant) Dated: January 15, 2007 By: s/Gordon Laschinger Gordon Laschinger, Chief Executive Officer