Form 10QSB
period 2007-03-31
NORTHERN ETHANOL, INC.
filed 2007-05-14
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May __, 2007, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

PART I.

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Changes in Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Interim Financial Statements	F-5 to F-21

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,229	$561,715
Accounts receivable	93,490	112,636
Deposits	202,330	402,308
Prepaid expenses	557,951	480,886
Total current assets	866,000	1,557,545

Property under development and equipment (note 3)	1,042,949	438,467
Assets under capital lease (notes 4 and 9)	17,946,583	17,233,707
Other assets	5,506	5,506
	$19,861,038	$19,235,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,376,298	$117,371
Accrued professional fees	91,894	125,000
Current portion of obligation under capital lease (note 9)	25,082	18,993
Total current liabilities	1,493,274	261,364

Obligation under capital lease (note 9)	16,169,424	16,031,367
	17,662,698	16,292,731
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 8)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 and 101,500,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively (note 8))	10,410	10,410
Additional paid-in capital	5,939,922	5,554,459
Deficit accumulated during the development stage	(4,259,809)	(3,276,873)
Accumulated other comprehensive income	507,817	654,498
	2,198,340	2,942,494
Going concern (note 2 a))
Commitments (note 11)

	$19,861,038	$19,235,225

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31		Nov 29, 2004 (Inception) to March 31
	2007	2006	2007

REVENUES	$—	$—	$—

COST OF GOODS SOLD	—	—	—

GROSS MARGIN	—	—	—

OPERATING EXPENSES
Salaries and benefits (note 7)	660,297	—	2,813,639
General and administrative	272,794	9,448	1,274,618
Occupancy costs	40,506	—	140,150
Depreciation	9,339	—	31,402
	982,936	9,448	4,259,809

NET LOSS	$(982,936)	$(9,448)	$(4,259,809)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	101,500,000

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

Three Months ended March 31, 2007 and March 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542

Net loss for the three months ended March 31, 2006	—	—	—	(9,448)	—	(9,448)

Balances, March 31, 2006	101,500,000	$10,150	$39,865	$(40,921)	$—	$9,094

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,276,873)	$654,498	$2,942,494

Stock-based compensation	—	—	385,463	—	—	385,463
Cumulative translation adjustment	—	—	—	—	(146,681)	(146,681)
Net loss for the three months ended March 31, 2007	—	—	—	(982,936)	—	(982,936)

Balances, March 31, 2007	104,096,500	$10,410	$5,939,922	$(4,259,809)	$507,817	$2,198,340

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,		November 29, 2004 (Inception to March 31,
	2007	2006	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loss	$(982,936)	$(9,448)	$(4,259,809)
Items not involving cash:
Depreciation	9,339	—	31,402
Stock-based compensation	385,463	—	2,053,817
Changes in non-cash working capital balances:
Accounts receivable	(19,146)	—	(93,490)
Deposits	(199,978)	—	(202,330)
Prepaid expenses	(77,065)	(3,125)	(557,951)
Accounts payable	779,685	(2,000)	1,376,298
Accrued liabilities	(33,106)	3,600	91,894
Other	3,452	—	(49,520)
Net cash (used in) provided by operating activities	(303,956)	(4,723)	(1,609,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	3,896,515
Principal payment of capital lease obligation	(2,090)	—	(9,722)

Net cash (used in) provided by financing activities	(2,090)	—	3,886,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(613,821)	—	(1,074,351)
Assets under capital lease	(237,530)	—	(1,185,018)
Other assets	—	—	(5,506)

Net cash (used in) provided by investing activities	(851,351)	—	(2,264,975)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	(4,723)	12,229

CASH AND CASH EQUIVALENTS:
Beginning of period	561,715	13,390	—
End of period	$12,229	$8,667	$12,229

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$475,346	$—	$17,236,911
Cash paid for income taxes	—	—	353

See accompanying notes to unaudited consolidated interim financial statements

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

Interim Financial Statements:

The accompanying interim financials statements of the Company as of March 31, 2007, for the three-month period ended March 31, 2007 and 2006 and for the period from November 29, 2004 (Inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2006.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the vesting period. That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

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

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that the full benefit of the deferred tax assets will not be realized. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The adoption FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

l)	Fair value of financial instruments:

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

In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in by the Company on or after January 1 2007. The adoption SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

n)	Recent Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all such transactions entered into by the Company on or after January 1 2007. The adoption of SFAS No. 156 had no impact on the Company’s consolidated financial condition or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n)	Recent Accounting Pronouncements (Continued):

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for the Company’s consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS No. 159 effective January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 159.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

March 31, 2007	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$11,430	$29,536
Furniture and equipment	173,913	14,601	159,312
Leasehold improvements	38,100	5,371	32,729
Property under development	824,372	—	824,372
	$1,074,351	$31,402	$1,042,949

December 31, 2006	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$8,307	$29,659
Furniture and equipment	168,894	10,286	158,608
Leasehold improvements	34,958	3,470	31,488
Property under development	218,712	—	218,712
	$460,530	$22,063	$438,467

During the three months ended March 31, 2007, the Company capitalized a $500,000 deposit for the development of an engineering, procurement and construction contract, $70,247 of engineering and site design costs, $29,437 of legal advisory costs and $5,976 of permit application costs to the cost of property under development at the Barrie location that is being developed into an ethanol production facility. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful life.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.	ASSETS UNDER CAPITAL LEASE:

March 31, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$17,946,583	$—	$17,946,583

December 31, 2006	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$17,233,707	$—	$17,233,707

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

During the three months ended March 31, 2007, the Company capitalized interest costs of $485,524, lessor’s operating cost charges of $132,622 and property tax of $94,730 to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital lease beyond what is recoverable from operations. Depreciation of assets under capital lease will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful life or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	BANK INDEBTEDNESS:

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As at March 31, 2007, no amount was outstanding under this line of credit.

6.	RELATED PARTY TRANSACTIONS:

During the three months ended March 31, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

During the three months ended March 31, 2006, the Company utilized the office space and equipment of a stockholder at no cost. In April 2006, the Company entered into a lease for office space, as further discussed in note 8. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 8. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

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

During the three months ended March 31, 2007, the Company purchased $740 (March 31, 2006 – nil) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

7.	STOCK OPTIONS:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	STOCK OPTIONS (Continued):

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	STOCK OPTIONS (Continued):

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

There were no options granted during the three month period ended March 31, 2007 (March 31, 2006 – nil).

A summary of the status of Company’s stock option plan as of March 31, 2007 and of changes in options outstanding under the Company’s plan during the three month period ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,139,000	$1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2007	4,139,000	$1.00

Options exercisable at March 31, 2007	1,828,184	$1.00
Non-vested options at March 31, 2007	2,310,816	$1.00

Stock options outstanding as of March 31, 2007, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	4,139,000	4.24	$1.00	1,828,184	$1.00

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	STOCK OPTIONS (Continued):

The fair value of each option granted during the year ended December 31, 2006, was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	2.8%
Expected dividends	None

The fair value of the options granted as determined above was $2,746,874, of which $385,463 was expensed during the three month period ended March 31, 2007 (March 31, 2006 – nil).

8.	CAPITAL STOCK:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	CAPITAL STOCK (Continued):

Effective July 3, 2006, the Company’s shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share, and 100,000,000 shares of preferred stock, having a par value of $0.0001 per share.

On July 5, 2006, the Company affected a ten-for-one forward stock split of its Common Stock to holders of record on that date. The number of common shares and options presented in these consolidated financial statements and notes has been revised for the ten-for-one stock split.

On September 8, 2006, the three founding shareholders of the Company, each owning 500,000 shares of the Common Stock of the Company, agreed to surrender the balance of their stock ownership to the Company for cancellation. In total, 350,000 shares were surrendered. The Company transferred $35 from Common Stock to additional paid in capital.

9.	LEASE AGREEMENTS:

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

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$1,474,539	$116,924	$1,591,463
2008	1,966,053	155,898	2,121,950
2009	1,966,052	155,898	2,121,950
2010	1,966,052	155,898	2,121,950
2011	1,966,052	64,958	2,031,010
Thereafter	43,481,226	—	43,481,226
Total minimum lease payments	$52,819,973	$649,576	$53,469,549
Less amount representing interest of 12%	36,625,467
	16,194,506
Less current portion	25,082
	$16,169,424

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	LEASE AGREEMENTS (continued):

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

The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of C$60,985,942 ($52,819,973) over the remaining term of the lease, of which C$42,287,765 ($36,625,467) is interest and C$18,698,177 ($16,194,506) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$28,960 ($25,082) as a result of monthly lease payments that will be made over the next year.

Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007.

10.	INCOME TAXES:

The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any deferred tax asset because the future realization of the related income tax benefits is uncertain.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	COMMITMENTS:

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario, Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006. The remaining balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	COMMITMENTS (continued):

c)

Effective December 13, 2006, the Company executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to solicit and arrange for senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of the Company’s Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that West LB believes that they can syndicate the debt financing the Company requires but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to the Company. Among other things, the provision of the 75% financing in accordance with the engagement letter and the indicative term sheets is conditional on the Company obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over six years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. The Company paid a non-refundable retainer deposit of $200,000 to West LB on execution of the engagement letter and indicative term sheets. This payment has been recorded as a deposit at December 31, 2006. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 6, 2006 and $10,000,000 thereafter. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	COMMITMENTS (continued):

d)

On March 9, 2007 the Company executed a term sheet with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site. The Company is obligated to pay a non-refundable fee of $500,000 to AKSC for executing the term sheet and will pay AKSC a further non-refundable fee of $500,000 on receipt of the fixed EPC contract price for the Barrie plant in June 2007. Providing the EPC contract price is acceptable and financing is obtained, the Company expects to execute the EPC contract (“AKSC-EPC”) within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter.

e)

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2007 and 2006

During the three-month periods ended March 31, 2007 and 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described below under “PLAN OF OPERATION” become operational, or we successfully acquire an existing ethanol plant.

During the three-month period ended March 31, 2007, we incurred costs and expenses totaling $982,936, including $660,297 in salaries and benefits, $272,794 in general and administrative expense, $40,506 in occupancy costs and $9,339 in depreciation expense.

The general and administrative expense of $272,794 included legal and accounting fees of $91,526, consulting fees of $80,827, travel related costs of $51,136 and other miscellaneous costs totaling $49,305. Occupancy costs of $40,506 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. During the three-month period ended March 31, 2006, our total expenses were $9,448. This significant increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan, described herein.

As a result, we incurred a net loss of $982,936 for the three-month period ended March 31, 2007 ($0.01 per share), compared to a net loss of $9,448 for three-month period ended March 31, 2006 (less than $.01 per share).

PLAN OF OPERATION

In April 2006 we adopted a new business plan to initially construct and operate two ethanol plants. Our goal is to produce ethanol in Ontario, Canada and market and sell ethanol in Central Canada and the Eastern United States. In this regard we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia) for total planned production capacity of approximately 216 million gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The two facilities currently envisaged for Ontario are expected to be completed and operational over the next two years.

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

•

Sarnia, Ontario, Canada; 108 million gallons – This site comprises approximately 30 acres. We have entered into an exclusive non-binding letter of intent with the owner of this location that provides us with a 99 year lease with an annual rental payment of C$10, plus payment by us of all real estate taxes and other operating expenses, including utilities. This letter of intent is exclusive so long as the parties are negotiating in good faith. Prior to completion of construction we anticipate the annual real estate taxes to be less than C$10,000 annually. The terms of the lease are subject to our reaching an agreement with the lessor to supply steam to our proposed plant for a minimum of 15 years. The proposed terms also include a right of first refusal for us to acquire this land at a price to be agreed in the future and also provides for us to receive C$4 million as a tenant inducement to enter into a definitive agreement. This site is adjacent to a major rail line, has good highway access, access to the Great Lakes for shipping purposes and is fully zoned and serviced. As of the date of this Report we are proceeding with the finalization of the business terms incorporating the aforementioned provisions along with other provisions for site services, including steam energy.

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

The potential drawbacks of these locations include higher transportation costs for feedstock and higher property costs. See “RISK FACTORS.” We believe that this will be offset by the reduced cost of transporting ethanol because of proximity to the end use market.

Based on the target price range of $180 million to $200 million stated in the engineering, procurement and construction (“EPC”) term sheet we executed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant, preliminary engineering estimates and our indicative term sheet executed December 13, 2006 with West LB AG, (“West LB”), each discussed below, we estimate that the Barrie and Sarnia plants will cost $454 million combined as per the following table:

Items	Barrie	Sarnia	Total
Fixed Price EPC Contract Costs:

EPC Price Materials	$124,000,000	$120,000,000	$244,000,000
EPC Price Labor	66,000,000	70,000,000	136,000,000
Total EPC Costs	190,000,000	190,000,000	380,000,000

Owners Costs:

Project Management	745,000	710,000	1,455,000
Infrastructure Upgrades	1,627,000	805,000	2,432,000
Permitting (Environmental and Building)	143,000	134,000	277,000
Insurance During Construction	662,000	659,000	1,321,000
Owners Engineer	219,000	202,000	421,000

Startup Materials & Labor	658,000	640,000	1,298,000
Spare Parts	570,000	552,000	1,122,000
Lenders Engineer	319,000	319,000	638,000
Other Miscellaneous Costs	368,000	368,000	736,000
Total Owners Costs	5,311,000	4,389,000	9,700,000

SubTotal Costs	195,311,000	194,389,000	389,700,000

Contingency	15,625,000	15,551,000	31,176,000
Interest During Construction	16,601,000	16,523,000	33,124,000
Total Costs	$227,537,000	$226,463,000	$454,000,000

We will need to raise this $454 million amount in equity and/or debt financing to complete construction of the Barrie and Sarnia ethanol production facilities. Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to solicit and arrange senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the engagement letter and indicative term sheets are conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over 6 years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 13, 2006 and $10,000,000 thereafter. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. See “RISK FACTORS.”

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

Although Delta has been involved in 120 projects on five continents, it has no previous experience developing or constructing ethanol plants in Canada. The construction of ethanol plants using Delta technology is carried out by construction contractors. We have selected Aker Kvaerner Songer Canada Ltd. (“AKSC”) as the construction contractor for our Barrie and Sarnia facilities because of their extensive experience in the construction of power plants in the United States and Canada. Delta and AKSC’s US affiliate are currently working jointly on the development and construction of two other ethanol plants in the United States.

On March 9, 2007, we executed a term sheet with AKSC for the development of an EPC contract for the Barrie site. We are obligated to pay a non-refundable fee of $500,000 to AKSC for executing the term sheet and we will pay AKSC a further non-refundable fee of $500,000 in June 2007 on receipt of the fixed EPC contract price for our Barrie plant. Providing the EPC contract price is acceptable and financing is obtained, we expect to execute the EPC contract (the “AKSC-EPC”) within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter.

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

In August 2006, we retained the services of the engineering firm of Charles G. Turner & Associates for an initial term to December 31, 2006 to monitor the design, equipment selection, construction and commissioning phases of the projects on a hourly fee basis. This agreement is continuing in effect on a month to month basis.

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

We are currently in the process of finalizing marketing contracts covering the Barrie and Sarnia facilities with ECO Energy Inc., a privately held Tennessee corporation that provides ethanol marketing capability across North America (“ECO”). ECO is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of our ethanol production.

None of our current management has any experience in developing or operating ethanol plants. Our Chief Operating Officer and Vice President-Development, Steven Reader, and our Director of Project Management and Operations, Gordon Langille, have extensive experience in the construction and operation of North American power plants and pipelines.

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

The manner in which we intend to develop future sites beyond the initial aforementioned locations will depend on the nature of the opportunity, the respective needs of the parties involved, and ourselves. We have set up a separate subsidiary to own each ethanol plant. We may purchase ethanol producing facilities outright, acquire an ownership interest in companies controlling ethanol producing facilities, or issue shares in the subsidiary company that controls the site to outside parties who control ethanol producing facilities. We were in negotiations to acquire an existing ethanol plant site in the Province of Quebec, Canada. We made a fully refundable deposit to the prospective sellers’ solicitor, in trust, in the amount of $750,000, but we elected to terminate this potential acquisition and the deposit has been returned to us.

We also had plans to develop a third ethanol facility located in Upstate New York. We were in negotiations with a steam supplier at a site in Lewiston, New York but we were unable to negotiate an appropriate steam agreement as the supplier was at the end of their power purchase agreement with the utility. As the supplier has been unable to negotiate a new electric agreement there is was no way to assure ourselves that the steam supply would be there for the life of the plant and as such we have stopped considering this site for now, or at least until the supplier is in a position to guarantee a firm and reliable steam supply to our plant. We will continue to investigate alternative sites in upper New York State.

On February 14, 2007, we executed a non-binding letter of intent offering to invest $6.5 million into Energen Development Ltd., Kingston, Jamaica (“EDL”) in exchange for a 70% interest in that company. EDL is currently involved in developing an ethanol dehydration plant (Phase 1) and biodiesel plant (Phase 2) on the island of Jamaica, for local and export sales markets. Effective March 13, 2007, the parties terminated the Letter of Intent. We intend to continue to pursue opportunities in the Caribbean Basin to develop ethanol dehydration plants using hydrous ethanol, if and when such opportunities become available.

On March 27, 2007, we entered into a non-binding letter of intent with Quad County Corn Processors Cooperative, Galva, Iowa (“Quad”), wherein we have agreed in principle to acquire most of the assets and liabilities of Quad, including its existing ethanol plant (current annual ethanol production of 28 million gallons) for the purchase price of $105 million. The purchased assets shall exclude Quad’s cash on hand and on deposit and all insurance policies pertaining to the business. The liabilities exclude Quad’s long-term indebtedness and the current portion of long-term indebtedness. The exact form of the proposed acquisition has not yet been determined, as it may be an asset acquisition, merger or some other form. We are currently discussing this issue with Quad’s management. The structure of this acquisition will depend upon the most favorable tax consequences to both Quad and us. The proposed purchase price shall be payable by our delivery of a certified check or other good funds in the amount of $78,750,000, representing 75% of the proposed purchase price, plus the issuance by us of a 5.5% Convertible Subordinated Debenture (the “Debenture”), in the principal amount of $26,250,000. The Debenture shall mature two (2) years from the Closing Date, unless converted by Quad, in whole or in part. Quad’s right to convert shall commence six (6) months from the Closing Date and terminate upon payment in full of the Debenture. The Debenture may be converted into shares of our Common Stock at a conversion price (subject to adjustment for stock splits or other recapitalization after the date hereof), equal to the greater of $1.00 per share or a formula price per share (the “Formula Price”). Interest shall be due and payable semi-annually. The first payment shall be due on the six month anniversary of the Closing Date. No prepayment penalty provision shall be included in the Debenture. At Quad’s option, it may elect to increase the amount of the Debenture to $42,000,000 (40% of the purchase price), with the cash payment due at the Closing Date reduced by like amount, provided that Quad shall make such election prior to May 15, 2007. We have the right to redeem the Debenture, upon 30 day’s prior written notice to Quad, on or after March 31, 2008. We have agreed to register the Common Stock issuable under the Debenture with the Securities and Exchange Commission on or before the 180th day following the Closing Date. The holder(s) of the Debenture shall also have the right to convert and participate in any underwritten public offering of our Common Stock occurring anytime after the Closing Date; provided, however, if the managing underwriter advises us that the inclusion of the converted Common Stock would interfere with the successful marketing (including pricing) of all such securities to be included in such registration, then the number of shares of Common Stock included in such offering, including the converted shares of Common Stock, shall be reduced pro rata.

The Formula Price is determined beginning on March 27, 2007, the date of execution of the letter of intent, and ending on the Closing Date as follows: (A) 110% of the most recent sale price of a share of our Common Stock issued for cash, if the aggregate amount raised was greater than $10,000,000 but less than $20,000,000; (B) 120% of the most recent sale price of a share of our Common Stock issued for cash, if the aggregate amount raised was greater than $20,000,000 but less than $30,000,000; (C) 125% of the most recent sale price of a share of our Common Stock issued for cash, if the aggregate amount raised was greater than $30,000,000 but less than $40,000,000; (D) 130% of the most recent sale price of a share of our Common Sock issued for cash, if the aggregate amount raised was greater than $40,000,000. Applicable sales are limited to one or more unrelated third parties in an arm’s length transaction where the total consideration received by us is not less that $10 million.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $12,229 in cash and cash equivalents.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide us with a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As of the date of this Report, we have drawn down an aggregate of $469,000 on this line of credit. We believe that this Union line of credit will provide sufficient monies to fund the $1,000,000 deposits required on each of our EPC contracts for Barrie and Sarnia and our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at Barrie in November 2007 and draw on the proposed WestLB line of credit outlined in its engagement letter and indicative term sheet executed effective December 13, 2006.

We estimate that we will require $454 million in additional debt or equity capital to complete the construction and commissioning of the Barrie and Sarnia facilities, and there are no assurances that we will be able to raise this capital when needed.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to solicit and arrange senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that West LB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the provision of the 75% financing in accordance with engagement letter and the indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over six years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will pay WestLB a termination fee of $5,000,000 if termination occurs within 60 days from December 13, 2006 and $10,000,000 thereafter. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. See “RISK FACTORS.”

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$1,474,539	$116,924	$1,591,463
2008	1,966,052	155,898	2,121,950
2009	1,966,052	155,898	2,121,950
2010	1,966,052	155,898	2,121,950
2011	1,966,052	64,958	2,031,010
Thereafter	43,481,226	—	43,481,226
Total minimum lease payments	$52,819,973	$649,576	$53,469,549

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2007.

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

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our Canadian subsidiaries is currently Canadian dollars. The operations of our Canadian subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” as follows:

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

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of March 31, 2007, we had an accumulated deficit of $4,259,809. For the three-month period ended March 31, 2007, we incurred a net loss of $982,936, and for the year ended December 31, 2006, we incurred a net loss of $3,245,400. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

Carbon dioxide is believed to contribute to global warming. Future government regulations to reduce carbon dioxide emissions may impact our ability to produce ethanol. Carbon dioxide is the most common of the compounds collectively referred to as greenhouse gases. In the recently released Summary for Policymakers, the Intergovernmental Panel on Climate Change (IPCC) indicated that “most of the observed increase in globally averaged temperatures since the mid-20th century is very likely due to the observed increase in anthropogenic greenhouse gas concentrations” (IPCC, 2007). The IPCC assigns a rating of “very likely” when the expected outcome of a result in greater than 90%.

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

In order to complete the construction of our planned ethanol production facilities, we will require the infusion of significant additional debt and equity funding. We anticipate that we will need to raise approximately $454 million in equity and/or debt financing to complete construction of our initial two ethanol production facilities in Barrie and Sarnia, Ontario. See “PLAN OF OPERATION,” above. There are no assurances that we will be able to obtain this financing and/or investment.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with West LB AG (“West LB”) whereby West LB has conditionally agreed to solicit and arrange debt financing for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined, the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, West LB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $454 million for the Barrie and Sarnia facilities would equate to $340 million. Interest during construction of the two plants of $33 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 5.4%, so that the interest rate on the senior financing would be 8.65% to 8.9% and the interest rate on the subordinate financing would be 15.4%. On a construction cost of $454 million, the senior financing would total $272,400,000 and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $68,100,000 and would be repaid over 8 years from advance, with repayment terms to be negotiated. Among other things, the provision of the West LB financing in accordance with the engagement letter and indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. We have had discussions with investment bankers, financial institutions and private investors about obtaining subordinate debt or equity investment but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities. (See a complete description of the terms under “PLAN OF OPERATION” in this Report.)

Holders of our Common Stock may suffer significant dilution in the future. As of the date of this Report we do not have sufficient capital available to allow us to build the two ethanol plants discussed herein. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, investors will suffer significant dilution.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. Since that time the price of wholesale gasoline and ethanol has fallen again to approximately $2.20 and $2.19 per gallon, respectively, as of April 30, 2007. This move in part was linked to the price of petroleum reaching a historically high level, only to decline shortly thereafter. If the prices of gasoline and petroleum continue to decline we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

We will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. Our proposed business is subject to extensive regulation by federal and provincial governmental agencies in Canada, where we intend to initially produce and sell ethanol. In addition, we have recently signed a non-binding letter of intent to acquire an existing ethanol plant in Quad County, Iowa. If we are successful in consummating this acquisition, of which there can be no assurance, or we acquire a different ethanol plant in the US or elect to build a new ethanol facility in the US, this business will also be subject to such extensive regulation. The production and sale of ethanol is subject to regulation by agencies of the US Federal Government, including, but not limited to, the Environmental Protection Agency (the “EPA”) in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. In Canada, the production and sale of ethanol is subject to regulation by Environment Canada, through the Canadian Environmental Protection Act 1999, and in Ontario as well by the Ontario Ministry of the Environment.

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

We face a risk that the Government of Canada may institute a corn countervailing duty that could increase feedstock costs for our proposed Canadian plants. The Ontario corn market relies on imports from the United States to increase liquidity. The most recent corn countervailing duty was brought about in September 2005 by the Ontario Corn Producers. Originally, the Corn Producer’s successfully lobbied for a provisional countervailing duty that was effective from December 15, 2005 until April 18, 2006. On April 17, 2006, the Canadian International Trade Tribunal (CITT) found that the importation of grain corn from the U.S. had not caused and is not threatening to cause material injury to domestic Canadian corn producers despite a determined legal and public relations effort by Canadian corn producers to persuade the CITT that U.S. subsidies, together with alleged dumping by U.S. producers of corn in Canadian markets, were indeed causing such injury. In the event that a corn countervailing duty is enacted again, it is not expected to apply to product shipped back to the United States. Therefore, if we import U.S. corn into Canada and then export ethanol and DDGS to the U.S., we expect that we will be able to draw the duty back. However, we would not be able to recover the corn countervailing duty on any US produced corn used to make ethanol for sale in the Canadian market and we could be faced with higher corn prices in Ontario given the Ontario market’s reliance on imported US corn.

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

As of the date of this Report, we expect the timeframe to the commencement of ethanol production at our planned Barrie facility to be as follows:

1.	Based on Ontario Ministry of Environment guidelines and communications, receive Ontario Ministry of Environment permit June 2007
2.	Based on EPC term sheet signed March 9, 2007 with AKSC, develop and negotiate EPC contract in July 2007
3.	Receive City of Barrie site plan approval in July 2007
4.	Based on EPC term sheet signed March 9, 2007 with AKSC, EPC pricing received from AKSC in July, 2007
5.	Based on EPC term sheet signed March 9, 2007 with AKSC, sign EPC contract in September 2007
6.	Based on requirements of West LB indicative term sheets dated December 13, 2006, close this financing in September or October 2007
7.	With financing closed, give AKSC full notice to proceed following closing
8.	Based on discussions with AKSC, completion of site preparation work in November 2007
9.	Based on discussions with AKSC, EPC contractor mobilizes to site in November 2007
10.	Based on discussions with AKSC, first pour of concrete in December 2007
11.	Based on discussions with AKSC, start of plant commissioning in December 2008
12.	Based on EPC term sheet signed March 9, 2007 with AKSC, full operations of plant in April 2009

We expect the Sarnia plant start up will follow the Barrie timeline by approximately 3 months.

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. We have estimated that the construction cost of our proposed two facilities to be approximately $454 million. The estimated cost of these facilities is based on the target EPC price range included in the AKSC term sheet executed on March 9, 2007 for our Barrie plant, engineering estimates and on West LB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from AKSC for our Barrie plant in June 2007 and approximately 90 days later for Sarnia. Once executed, the EPC contracts will guarantee a fixed price for the Barrie and Sarnia plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee and change orders that we may request over the course of construction. While we will seek additional funding to deal with any adverse contingencies that may arise before construction is completed, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances, if they occur.

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

In 2006, approximately 218 million bushels of corn were grown in Ontario and an additional 96 million bushels were grown in Quebec. We anticipate sourcing approximately one-third (26,865,670 bushels) of our corn needs locally, with the balance (53,731,340 bushels) being purchased from the United States. A study performed by Muse Stancil & Co. suggests that we should expect to incur freight costs of $0.18 per bushel or $4,835,820 annually from Ohio to Sarnia, Ontario, and $0.70 per bushel or $18,805,969 annually from Ohio to Barrie, Ontario. The transportation of a large proportion of our corn presents a risk to Northern Ethanol as we would be negatively affected by increases in transportation costs.

These freight costs may be higher than expected in the event of severe winter weather conditions. The locations chosen for our plants present a weather risk to Northern Ethanol because significant snowfalls may result in transportation delays. Sarnia, Ontario receives annual snowfall of 51 inches on average and Barrie, Ontario receives average annual snowfall of 128 inches. We believe that having three ways to transport corn (via truck, rail, and freighter on the Great Lakes) will help reduce the risk of weather-related delays.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the

_________________________

  SOURCES: http://www.statcan.ca/Daily/English/061207/d061207a.htm

Muse Stancil & Co., Corn and Distillers Grains Report – pg 3

  SOURCES: http://www.theweathernetwork.com/weather/stats/pages/C02022.htm?CAON0040 company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. A recent release from the SEC has indicated that newly public companies may be granted an additional year, after becoming public to demonstrate the effectiveness of their internal controls as required under SOX 404.

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

RISKS RELATED TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that such a market will develop in the future. We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares that we issued in our recent private offering. In addition, an application to have our Common Stock listed for trading on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. has also been filed and is currently being reviewed. The process of obtaining a listing for our Common Stock on the OTCBB involves a market maker submitting an application with the NASD. The NASD then reviews the application and issues comments, or questions, concerning our Company and the class of stock (Common Stock) for which a listing has been requested. There is no assurance that our application for listing on the OTCBB will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities. If we are successful in listing our Common Stock for trading on the OTCBB, of which there can be no assurance, the OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”) following the effectiveness of our registration statement. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB. We have been late in filing some of the reports we have been required to file with the SEC but are reviewing our internal procedures to insure that future reports are filed in a timely manner.

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

Our stock will be considered a “penny stock” so long as it trades below $5.00 per share, This can adversely affect its liquidity. If and when trading commences our Common Stock will be considered a “penny stock” so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. If and when our registration statement is declared effective, holders of our shares of Common Stock that are registered pursuant to our registration statement will be permitted, subject to few limitations, to freely sell these shares of Common Stock. At that time, sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock being registered, there is an aggregate of 3,404,333 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended) for a period sufficient to allow them to sell their shares subject to those limitations provided by Rule 144 promulgated under the Securities Act of 1933, as amended. In January 2007, these limitations ceased and these holders are entitled to sell their shares of our Common Stock at their discretion. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

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

In the course of evaluating our internal controls over financial reporting as at March 31, 2007, management has identified a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated. However, none of the segregation of duties deficiencies resulted in a misstatement to the financial statements as we rely on certain compensating controls, including substantive periodic review of the financial statements by the Chief Executive Officer and Audit Committee. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On February 23, 2007, we filed a report on Form 8-K, advising that on February 14, 2007, we executed a non-binding letter of intent providing for us to invest $6.5 million into Energen Development Ltd., Kingston, Jamaica (“EDL”), wherein we intended to acquire a 70% interest in EDL. EDL is currently involved in developing an ethanol plant (Phase 1) and biodiesel plant (Phase 2) on the island of Jamaica, for local and export sales markets. On March 14, 2007, we filed a report on Form 8-K, advising that effective March 13, 2007, the parties terminated this letter of intent.

SUBSEQUENT EVENT

On or about December 6, 2006 and December 26, 2006, we filed a report on Form 8-K and 8-K/A1, respectively, advising that our Form 10Q-SB filed on November 21, 2006, consisting of the unaudited interim consolidated balance sheets at September 30, 2006 and December 31, 2005, and the unaudited interim consolidated statements of operations, stockholders’ equity and cash flows for the three-months and nine-months period ended September 30, 2006 and 2005, and for the period November 29, 2004 (inception) to September 30, 2006, and the related Management’s Discussion and Analysis had been withdrawn and should no longer be relied upon. Following the filing of the aforesaid report, we had been notified that KPMG LLP, our independent registered public accountants, did not complete their review of such interim financial statements despite the fact that our management believed that such review had been completed. On April 23, 2007, we filed a report on Form 8-K/A2, advising that all outstanding issues relevant herein had been resolved and investors may rely upon our Form 10-QSB described above. There were no changes to our aforesaid financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	NORTHERN ETHANOL, INC. (Registrant) By: s/Gordon Laschinger Gordon Laschinger, Chief Executive Officer & President