Form 10QSB/A
period 2007-03-31
NORTHERN ETHANOL, INC.
filed 2007-08-21
CIK 1323923

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 20, 2007, was 104,096,500 shares.

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

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,		November 29, 2004 (Inception to March 31,
	2007	2006	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loss	$(982,936)	$(9,448)	$(4,259,809)
Items not involving cash:
Depreciation	9,339	—	31,402
Stock-based compensation	385,463	—	2,053,817
Changes in non-cash working capital balances:
Accounts receivable	19,146	—	(93,490)
Deposits	199,978	—	(202,330)
Prepaid expenses	(77,065)	3,125	(557,951)
Accounts payable	779,684	(2,000)	1,376,298
Accrued liabilities	(33,106)	3,600	91,894
Other	3,452	—	(49,520)
Net cash (used in) provided by operating activities	303,955	(4,723)	(1,609,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	3,896,515
Principal payment of capital lease obligation	(2,090)	—	(9,722)

Net cash (used in) provided by financing activities	(2,090)	—	3,886,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(613,821)	—	(1,074,351)
Assets under capital lease	(237,530)	—	(1,185,018)
Other assets	—	—	(5,506)

Net cash (used in) provided by investing activities	(851,351)	—	(2,264,875)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549,486)	(4,723)	12,229

CASH AND CASH EQUIVALENTS:
Beginning of period	561,715	13,390	—
End of period	$12,229	$8,667	$12,229

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$475,346	$—	$17,236,911
Cash paid for income taxes	—	—	353

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

March 31, 2007	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$11,430	$26,536
Furniture and equipment	173,913	14,601	159,312
Leasehold improvements	38,100	5,371	32,729
Property under development	824,372	—	824,372
	$1,074,351	$31,402	$1,042,949

December 31, 2006	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$8,307	$29,659
Furniture and equipment	168,894	10,286	158,608
Leasehold improvements	34,958	3,470	31,488
Property under development	218,712	—	218,712
	$460,530	$22,063	$438,467

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

During the three months ended March 31, 2006, the Company utilized the office space and equipment of a stockholder at no cost. In April 2006, the Company entered into a lease for office space, as further discussed in note 9. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 9. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

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

______________________

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

In 2006, approximately 218 million bushels of corn were grown in Ontario and an additional 96 million bushels were grown in Quebec. We anticipate sourcing approximately one-third (26,865,670 bushels) of our corn needs locally, with the balance (53,731,340 bushels) being purchased from the United States. A study performed by Muse Stancil & Co. suggests that we should expect to incur freight costs of $0.18 per bushel or $4,835,820 annually from Ohio to Sarnia, Ontario, and $0.70 per bushel or $18,805,969 annually from Ohio to Barrie, Ontario. The transportation of a large proportion of our corn presents a risk to Northern Ethanol as we would be negatively affected by increases in transportation costs.1

These freight costs may be higher than expected in the event of severe winter weather conditions. The locations chosen for our plants present a weather risk to Northern Ethanol because significant snowfalls may result in transportation delays. Sarnia, Ontario receives annual snowfall of 51 inches on average and Barrie, Ontario receives average annual snowfall of 128 inches. We believe that having three ways to transport corn (via truck, rail, and freighter on the Great Lakes) will help reduce the risk of weather-related delays.2

Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our Barrie and Sarnia facilities will need or may not be able to supply such resources on acceptable terms. Although a stable supply exists for gas, water and electricity in the Barrie and Sarnia areas, localized conditions such as drought or severe weather conditions may affect the supply of raw materials to these areas from time to time over the life of the plant. Each proposed plant will require approximately 10,500 cubic ft. of gas per day, 1,000,000 US gallons of water per day and an average of 16 MW/hr of electricity. The loss of any of these utilities would cause us to shut down the plant until normal utilities are restored. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Our hedging and contracting activities may not lower our prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in our paying higher prices than our competitors. In addition, we may be unable to pass increases in the prices of raw materials and energy to our customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our potential sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed

_________________________

1  SOURCES: http://www.statcan.ca/Daily/English/061207/d061207a.htm

Muse Stancil & Co., Corn and Distillers Grains Report – pg 3

2  SOURCES: http://www.theweathernetwork.com/weather/stats/pages/C02022.htm?CAON0040 by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We have not yet been subject to these requirements. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. A recent release from the SEC has indicated that newly public companies may be granted an additional year, after becoming public to demonstrate the effectiveness of their internal controls as required under SOX 404.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007	NORTHERN ETHANOL, INC. (Registrant) By:___s/Gordon Laschinger___________ Gordon Laschinger, Chief Executive Officer & President