Form 10QSB
period 2007-06-30
NORTHERN ETHANOL, INC.
filed 2007-08-29
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 29, 2007, was 104,096,500 shares.

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

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,758	$567,249
Accounts receivable (note 3)	174,162	112,636
Deposits (note 4)	202,056	402,308
Prepaid expenses (note 5)	627,465	480,886
Total current assets	1,006,441	1,563,079

Property under development and equipment (note 6)	1,246,869	438,467
Assets under capital lease (notes 7 and 9)	18,719,139	17,233,707
Other assets	5,506	5,506
	$20,977,955	$19,240,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness (note 8)	$476,309	$5,534
Accounts payable	2,649,291	117,371
Accrued liabilities	152,298	125,000
Due to related party (notes 9 and 15 a))	98,000	—
Current portion of obligation under capital lease (note 12)	28,005	18,993
Total current liabilities	3,403,903	266,898

Obligation under capital lease (note 12)	17,515,882	16,031,367
	20,919,785	16,298,265
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 11)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively (note 11))	10,410	10,410
Additional paid-in capital	6,258,350	5,554,459
Deficit accumulated during the development stage	(5,340,348)	(3,276,873)
Accumulated other comprehensive income	(870,242)	654,498
	58,170	2,942,494
Going concern (note 2 a))
Commitments (note 14)
	$20,977,955	$19,240,759

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30		Nov 29, 2004 (Inception) to June 30
	2007	2006	2007	2006	2007

REVENUES	$—	$—	$—	$—	$—

COST OF GOODS SOLD	—	—	—	—	—

GROSS MARGIN	—	—	—	—	—

OPERATING EXPENSES
Salaries and benefits (note 10)	659,885	755,352	1,320,182	755,352	3,473,524
General and administrative	353,101	152,410	625,895	161,858	1,627,719
Occupancy costs	44,965	13,905	85,471	13,905	185,115
Depreciation	9,861	5,287	19,200	5,287	41,263
Interest	12,727	—	12,727	—	12,727
	1,080,539	926,954	2,063,475	936,402	5,340,348

NET LOSS	$(1,080,539)	$(926,954)	$(2,063,475)	$(936,402)	$(5,340,348)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	100,700,000	104,096,500	101,097,790

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

Six Months ended June 30, 2007 and June 30, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542
Shares cancelled	(800,000)	(80)	80	—	—	—
Stock-based compensation	—	—	657,379	—	—	657,379
Stock issued for cash, net of issuance costs	—	—	1,500,000	—	—	1,500,000
Cumulative translation adjustment	—	—	—	—	(4,472)	(4,472)
Net loss for the six months ended June 30, 2006	—	—	—	(936,402)	—	(936,402)
Balances, June 30, 2006	100,700,000	$10,070	$2,197,324	$(967,875)	$(4,472)	$1,235,047

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,276,873)	$654,498	$2,942,494
Stock-based compensation	—	—	703,891	—	—	703,891
Cumulative translation adjustment	—	—	—	—	(1,524,740)	(1,524,740)
Net loss for the six months ended June 30, 2007	—	—	—	(2,063,475)	—	(2,063,475)
Balances, June 30, 2007	104,096,500	$10,410	$6,258,350	$(5,340,348)	$(870,242)	$58,170

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		November 29, 2004 (Inception) to June 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loss	$(1,080,539)	$(926,954)	$(2,063,475)	$(936,402)	$(5,340,348)
Items not involving cash:
Depreciation	9,861	5,287	19,200	5,287	41,263
Stock-based compensation	318,428	657,379	703,891	657,379	2,372,245
Changes in non-cash working capital balances:
Accounts receivable	(80,672)	(33,659)	(61,526)	(33,659)	(174,162)
Deposits	274	(750,000)	200,252	(750,000)	(202,056)
Prepaid expenses	(69,514)	(266,805)	(146,579)	(263,680)	(627,465)
Accounts payable	506,930	72,354	1,059,470	70,334	1,176,841
Accrued liabilities	60,404	-	27,298	3,600	152,298
Other	(35,171)	(4,472)	(42,105)	(4,472)	(95,077)
Net cash (used in) provided by operating activities	(369,999)	(1,246,890)	(303,574)	(1,251,613)	(2,696,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	474,424	-	470,775	-	476,309
Due to related party	98,000	-	98,000	-	98,000
Proceeds from issuance of common stock	-	1,500,000	-	1,500,000	3,896,515
Principal payment of capital lease obligation	-	-	(2,090)	-	(5,825)
Net cash (used in) provided by financing activities	572,424	1,500,000	566,685	1,500,000	4,464,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(213,781)	(160,298)	(827,602)	(160,298)	(1,288,132)
Assets under capital lease	-	-	-	-	(472,142)
Other assets	-	-	-	-	(5,506)
Net cash (used in) provided by investing activities	(213,781)	(160,298)	(827,602)	(160,298)	(1,765,780)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,356)	92,812	(564,491)	88,089	2,758

CASH AND CASH EQUIVALENTS:
Beginning of period	14,114	8,667	567,249	13,390	—
End of period	$2,758	$101,479	$2,758	$101,479	$2,758

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$772,556	$16,761,565	$1,485,432	$16,761,565	$17,236,911
Cash paid for income taxes	-	-	-	-	353

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

In July 2006, the holders of a majority of the then issued and outstanding Common Stock approved an amendment to the Certificate of Incorporation wherein the Company’s name was changed to “Northern Ethanol, Inc.” to better reflect its current business plan. Northern Ethanol, Inc. is currently considered a development stage company.

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

Interim Financial Statements:

The accompanying interim financial statements of the Company as of June 30, 2007, for the three and six month periods ended June 30, 2007 and 2006 and for the period from November 29, 2004 (Inception) to June 30, 2007 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2006.

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

The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 13 “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease. The application of this policy is described in notes 7 and 12.

f)	Impairment of long-lived assets:

Long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the long-lived asset. If the carrying amount of an asset exceeds the estimated future cash flows from operations and residual value of the asset, an impairment charge is recognized for the amount that the carrying amount exceeds the fair value of the particular assets.

g)	Capitalized interest:

In accordance with SFAS No. 34, the interest costs associated with the Company’s capital lease obligation are being capitalized to assets under capital lease until the Barrie plant is substantially complete and ready for the production of ethanol.

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

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that the full benefit of the deferred tax assets will not be realized. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.  109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was adopted by the Company effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.  133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued by the Company on or after January 1, 2007. The adoption SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

m)	Financial statement misstatements:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the “rollover” method (i.e., the current year income statement perspective) and the “iron curtain” method (i.e., the year-end balance sheet perspective). SAB 108 is effective for fiscal years ending after November 15, 2006, and accordingly, the Company adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 were effective for the Company’s year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2008. The Company does not believe the adoption of SFAS No.158 will have a material impact on its consolidated financial statements.

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

3.	ACCOUNTS RECEIVABLE:

	June 30, 2007	December 31, 2006

Canadian federal government Goods and Services tax receivable	$174,162	$110,062
Overpayment of legal fee	—	2,574
	$174,162	$112,636

4.	DEPOSITS:

	June 30, 2007	December 31, 2006

Non-refundable retainer deposit paid to WestLB AG (note 14 c)	$200,000	$200,000
Other non-refundable deposit	—	429
Refundable deposit on storage tanks paid to related party (note 9)	—	200,000
Refundable deposit on head office lease utilities	1,117	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	939	858
	$202,056	$402,308

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	PREPAID EXPENSES:

	June 30, 2007	December 31, 2006

Prepaid rent for Barrie and head office leases (note 12)	$277,242	$253,454
Prepaid development costs for planned Sarnia location	226,103	202,479
Prepaid financing costs for WestLB AG commitment (note 14 c)	123,104	—
Prepaid insurance	828	22,025
Prepaid other	188	2,928
	$627,465	$480,886

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

June 30, 2007	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$44,048	$15,044	$29,004
Furniture and equipment	175,130	18,946	156,184
Leasehold improvements	38,100	7,273	30,827
Property under development	1,030,854	—	1,030,854
	$1,288,132	$41,263	$1,246,869

December 31, 2006	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$8,307	$29,659
Furniture and equipment	168,894	10,286	158,608
Leasehold improvements	34,958	3,470	31,488
Property under development	218,712	—	218,712
	$460,530	$22,063	$438,467

During the six months ended June 30, 2007, the Company capitalized a $500,000 deposit for the development of an engineering, procurement and construction contract, $252,441 of engineering and site design costs, $49,330 of legal advisory costs and $10,371 of permit application costs to the cost of property under development at the Barrie location that is being developed into an ethanol production facility. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful life.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	ASSETS UNDER CAPITAL LEASE:

June 30, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$18,719,139	$—	$18,719,139

December 31, 2006	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$17,233,707	$—	$17,233,707

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

During the six months ended June 30, 2007, the Company capitalized interest costs of $1,011,694, lessor’s operating cost charges of $276,347 and property tax of $197,391 to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital lease beyond what is recoverable from operations. Depreciation of assets under capital lease will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful life or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	BANK INDEBTEDNESS:

	June 30, 2007	December 31, 2006

Indebtedness under Line of Credit Agreement	$469,192	$—
Indebtedness under corporate credit card	7,117	5,534
	$476,309	$5,534

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As at June 30, 2007, a principal amount of $469,192 was outstanding under this line of credit and interest of $12,495 was accrued as an accrued liability.

9.	RELATED PARTY TRANSACTIONS:

During the six months ended June 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

During the six months ended June 30, 2006, the Company utilized the office space and equipment of a stockholder at no cost. In April 2006, the Company entered into a lease for office space, as further discussed in note 12. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 12. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

In September 2006, the Company deposited $200,000 in trust with Aurora Beverage Corporation (“Aurora”), a company owned by the same individual that owns Rosten, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

The trustee of the Union Capital Trust Line of Credit (note 8) is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

In May 2007, the Company received loan advances of $24,000 from Aurora and $20,000 from Richard Brezzi that were repaid. Richard Brezzi owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest. In June 2007, the Company, received loan advances from Aurora totaling $98,000. In July 2007, the Company entered into a Line of Credit Agreement with Aurora as further discussed in note 15 a).

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS (continued):

During the six months ended June 30, 2007, the Company paid Andrew I. Telsey, P.C. $37,503 (June 30, 2006 – $5,000) in fees and expenses for corporate and securities counsel. Of this amount $10,157 was included in accounts payable at June 30, 2007. Andrew I. Telsey, the Company’s Corporate Secretary and one its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the six months ended June 30, 2007, the Company purchased $2,024 (June 30, 2006 – $26,881) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

10.	STOCK OPTIONS:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	STOCK OPTIONS (Continued):

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

On June 6, 2007, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to the non-salaried Directors of the Company. The options will vest in equal amounts on the date of grant and annually over the next two years from the date of grant. The options expire five years following the date of grant.

A summary of the status of Company’s stock option plan as of June 30, 2007 and of changes in options outstanding under the Company’s plan during the six month period ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,139,000	$1.00
Granted	300,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2007	4,439,000	$1.00

Options exercisable at June 30, 2007	2,414,710	$1.00
Non-vested options at June 30, 2007	2,024,290	$1.00

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	STOCK OPTIONS (Continued):

Stock options outstanding as of June 30, 2007, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	4,439,000	4.06	$1.00	2,414,710	$1.00

The fair value of each option granted during the six months ended June 30, 2007 and during the year ended December 31, 2006, was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	2.8%
Expected dividends	None

The fair value of the options granted as determined above was $2,952,611, of which $703,891 was expensed during the six month period ended June 30, 2007 (June 30, 2006 – $657,379). The weighted average fair value per share for the options granted above was $0.66.

11.	CAPITAL STOCK:

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

Holders of stock of any class shall not be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

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

12.	LEASE AGREEMENTS:

On April 20, 2006, the Company entered into a lease agreement through its wholly-owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with two ten-year optional renewal periods, on an industrial property located in Barrie, Ontario, Canada, (the “Barrie Lease”), on which it intends to construct an ethanol processing facility.

The Company also entered into a five year lease on April 20, 2006 through its wholly-owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the “Head Office Lease”). The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	LEASE AGREEMENTS (continued):

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$1,065,329	$84,475	$1,149,804
2008	2,130,659	168,951	2,299,610
2009	2,130,659	168,951	2,299,610
2010	2,130,659	168,951	2,299,610
2011	2,130,659	70,396	2,201,055
Thereafter	47,121,666	—	47,121,666
Total minimum lease payments	$56,709,631	$661,724	$57,371,355
Less amount representing interest of 12%	39,165,744
	17,543,887
Less current portion	28,005
	$17,515,882

The Barrie lease payments are due on a monthly basis starting in November 2006. Upon commissioning of the ethanol facility at the Barrie location, the carrying value of the assets under capital lease will be amortized on a straight line basis over the period remaining in the 25 year term. The interest cost implicit in the capital lease obligation will be recognized at the 12% rate implicit in the lease, and will be calculated on a monthly basis on the balance outstanding at each month end. Since the lease payments are in Canadian dollars, the actual amortization and interest cost reflected in the account will vary as the exchange rate changes.

The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of C$60,418,441 ($56,709,631) over the remaining term of the lease, of which C$41,727,183 ($39,165,744) is interest and C$18,691,258 ($17,543,887) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$29,837 ($28,005) as a result of monthly lease payments that will be made over the next year.

Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007.

13.	INCOME TAXES:

The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any deferred tax asset because the future realization of the related income tax benefits is uncertain.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	COMMITMENTS:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	COMMITMENTS (continued):

c)

Effective December 13, 2006, the Company executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of the Company’s Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing the Company requires but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to the Company. Among other things, the provision of the 75% financing in accordance with the engagement letter and the indicative term sheetsis conditional on the Company obtaining subordinate debt or equity investment for the remaining 25% of construction costs.

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

The Company paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. This payment has been recorded as a deposit at December 31, 2006. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. The Company will also pay WestLB’s costs and expenses in connection with the financing. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	COMMITMENTS (continued):

d)

On March 9, 2007 the Company executed a term sheet with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for the development of an engineering, procurement and construction (“EPC”) contract using Delta technology for the Barrie site. The Company has not paid a non-refundable fee of $500,000 to AKSC for executing the term sheet and is reviewing its options on ethanol plant technology providers and engineering procurement and construction contractors. In the event the Company accepts another ethanol plant technology provider’s offer, Delta has a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors. If the Company continues with Delta, it expects to pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and to pay AKSC a further non-refundable fee of $500,000 on receipt of the fixed EPC contract price for the Barrie plant. If Delta decides not to assume the agreement negotiated with another ethanol plant technology provider, the Company expects to engage an EPC contractor acceptable to the other ethanol plant technology provider and establish an EPC contract price. Providing the EPC contract price is acceptable and financing is obtained, the Company expects to execute the EPC contract(“AKSC-EPC”) within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter.

15. SUBSEQUENT EVENTS:

a)

On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora Beverage Corporation (“Aurora’), a related party (note 9), wherein Aurora has agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008.

b)

On July 30, 2007, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($421,822) by June 30, 2008, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($421,822), it will pay LANXESS an amount of C$100,000 ($93,738) immediately, C$325,000 ($304,649) when the construction of the ethanol plant begins and C$325,000 ($304,649) when the ethanol plant commences operation for a total of C$750,000 ($703,036) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000 ($421,822). The Company paid a refundable interest bearing deposit amount of C$10,000 ($9,374) on execution of the Agreement.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2007 and 2006

During the three-month periods ended June 30, 2007 and 2006, we did not generate any revenues.

During the three-month period ended June 30, 2007, we incurred costs and expenses totaling $1,080,539, including $659,885 in salaries and benefits, $353,101 in general and administrative expense, $44,965 in occupancy costs, $9,861 in depreciation expense and $12,727 in interest expense.

The general and administrative expense of $353,101 included legal and accounting fees of $157,303, consulting fees of $83,874, travel related costs of $28,058 and other miscellaneous costs totaling $83,866. Occupancy costs of $44,965 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. Total interest costs of $12,727 arose in the three-month period ended June 30, 2007, with the drawdown of $469,192 on the Union Capital Trust line of credit during the period at an interest rate of 12% per annum and with the drawdown of $98,000 on the Aurora Beverage Corporation line of credit at an interest rate of 8% per annum.

During the three-month period ended June 30, 2006, our total expenses were $926,954, including $755,352 in salaries and benefits, $152,410 in general and administrative expense, $13,905 in occupancy costs and $5,887 in depreciation expense. Salaries and benefits declined $95,467 in the three-month period ended June 30, 2007 from the same period last year as a $338,951 decline in stock based compensation expense more than offset a $243,484 increase in wage and benefit costs associated with increased staff levels. General and administrative expenses rose $200,691 from the same period last year due to a $89,198 increase in legal and accounting costs primarily associated with our due diligence costs incurred of $79,043 on the aborted Quad County Corn Processors acquisition in the current period, a $41,815 increase in consulting costs with the growth of our business development activities, a $11,965 increase in travel and a $57,469 increase in other miscellaneous costs attributed to additional staff levels. Occupancy costs increased $31,060 in the current period from the same period last year as the first month’s rent on the head office location under the April 20, 2006 lease did not begin until June 2006. There were no interest costs in three-month period ended June 30, 2006, as we were not borrowing funds.

As a result, we incurred a net loss of $1,080,539 for the three-month period ended June 30, 2007 ($0.01 per share), compared to a net loss of $926,954 for three-month period ended June 30, 2006 ($.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2007 and 2006

During the six-month periods ended June 30, 2007 and 2006, we did not generate any revenues.

During the six-month period ended June 30, 2007, we incurred costs and expenses totaling $2,063,475, including $1,320,182 in salaries and benefits, $625,895 in general and administrative expense, $85,471 in occupancy costs, $19,200 in depreciation expense and $12,727 in interest expense.

The general and administrative expense of $625,895 included legal and accounting fees of $248,829, consulting fees of $164,701, travel related costs of $79,194 and other miscellaneous costs totaling $133,171. Occupancy costs of $85,471 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. During the six-month period ended June 30, 2006, our total expenses were $936,402. This significant increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan in April 2006, described herein.

As a result, we incurred a net loss of $2,063,475 for the six-month period ended June 30, 2007 ($0.02 per share), compared to a net loss of $936,402 for six-month period ended June 30, 2006 ($.01 per share). Because we do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until mid 2009, or we successfully acquire an operating ethanol plant, following is our Plan of Operation.

PLAN OF OPERATION

In April 2006 we adopted a new business plan to initially construct and operate twoethanol plants. Our goal is to produce ethanol in Ontario, Canada and market and sell ethanol in Central Canada and the Eastern United States. In this regard we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia) for total planned production capacity of approximately 216 million gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The plants that we intend to build will be dry mill plants. The reason for selecting this method of milling over a wet mill process is that a majority of ethanol plants in North America use the dry mill process and have found that this method of milling is reliable and runs well with fewer problems than the wet mill process. The ethanol technology provider process that we will select will utilize dry milling and will also provide us with performance guarantees in the engineering, procurement and construction (“EPC”) contracts for Barrie and Sarnia. The two facilities currently envisaged for Ontario are expected to be completed and operational over the next two years.

We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

•

Barrie, Ontario, Canada; 108 million gallons – This 35 acre site has been secured under a 25 year lease with two ten year renewal options at the then current market for comparable properties. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. We are leasing our Barrie site and our head office space from Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock, or 9.5% interest.

•

Sarnia, Ontario, Canada; 108 million gallons. Effective July 30, 2007, we entered into an Agreement of Purchase and Sale (the “Lanxess Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada where we intend to build an ethanol plant. The Lanxess Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. The Lanxess Agreement is conditional, among other things, upon Lanxess obtaining the consent of its Board of Directors. This consent was received August 14, 2007 and the Lanxess Agreement is now effective. Closing of this acquisition is to take place no later than June 30, 2008.

The Lanxess Agreement is also conditional, among other things, upon our satisfaction with our physical inspection of the land, zoning and permitting, our entering into an Engineering, Procurement and Construction contract (the “EPC Contract”) for the construction of our ethanol plant, our obtaining financing for the land purchase our ethanol plant construction, execution of an acceptable Remediation and Indemnity Agreement once Lanxess completes certain remediation actions to bring the land into compliance with existing environmental laws and our reaching an agreement with Lanxess and TransAlta Energy Corporation (“TransAlta”) in respect of relief for Lanxess’s obligations under its existing steam supply contract with TransAlta requiring the purchase of a minimum of 900,000 MMBTU of steam per year. The Lanxess Agreement also requires for us to enter into a Services Agreement with Lanxess, whereby Lanxess will provide us with water intake and output facilities as reasonably required to allow for the construction, operation and maintenance of our proposed ethanol plant

The Agreement also provides for additional payments to Lanxess of C$750,000 in consideration for Lanxess’ efforts to undertake significant efforts to re-engineer existing infrastructure presently located on the property as required to allow for the construction of our ethanol plant, as well as support necessary for technical interfaces with our development of the land. The Lanxess Agreement provides for us to partially compensate Lanxess for these efforts by payment of the aggregate sum of C$750,000, with C$100,000 of this amount to be paid upon our satisfaction and waiver of the conditions discussed above. The remaining C$650,000 shall be paid in two equal installments of C$325,000. The first such installment shall be paid on or before the date which is the date the contractor under the EPC Contract begins construction of our ethanol plant and the second such installment shall be paid on or before commencement of the operation of our proposed ethanol plant. If after closing of the Lanxess Agreement we have not commenced construction of our ethanol plant under the EPC Contract by December 31, 2008, Lanxess has the option to reacquire the land for C$450,000. We paid the refundable interest bearing deposit amount of C$10,000 on execution of the Lanxess Agreement. On Closing, this deposit amount shall be credited to the purchase price.

The Agreement also provides us with an option to acquire certain additional adjacent property owned by Lanxess if it elects to sell or otherwise transfer this property in the future on terms to be agreed in the future.

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

Based on the target price range of $180 million to $200 million stated in the EPC term sheet we executed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant,

discussions with other EPC contractors and ethanol plant technology providers, preliminary engineering estimates and our indicative term sheet executed December 13, 2006 with WestLB AG, (“WestLB”), each discussed below, we estimate that the Barrie and Sarnia plants will cost $454 million combined as per the following table:

Items	Barrie	Sarnia	Total
Fixed Price EPC Contract Costs:

EPC Price Materials	$124,000,000	$120,000,000	$244,000,000
EPC Price Labor	66,000,000	70,000,000	136,000,000
Total EPC Costs	190,000,000	190,000,000	380,000,000

Owner’s Costs:

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

The actual costs of construction may vary from these cost estimates as we will not be able to confirm the EPC price until we negotiate and enter into a contract with an EPC contractor and the owner’s costs estimates are subject to change depending on the actual construction start date, length of construction and receipt of final supplier invoices. The final cost of construction could be 10% to 15% higher or lower than these estimates.

We will need to raise this $454 million amount in equity and/or debt financing to complete construction of the Barrie and Sarnia ethanol production facilities. Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the engagement letter and indicative term sheets are conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs.

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

We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets using funds from the net proceeds of $3,846,500 received from our September 2006 private placement. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We also agreed to pay WestLB’s costs and expenses in connection with the financing. As of the date of this Report, we have paid $87,378 for costs incurred by WestLB’s legal and engineering advisors from funds borrowed under a Line of Credit Agreement with Union Capital Trust. There is no termination date to the WestLB engagement letter.

We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, there are no assurances that it will be on terms that we have anticipated or that are otherwise acceptable to us. See “RISK FACTORS.”

Effective July 24, 2006, we entered into a five-year Project Development Agreement (the “Delta-Barrie Agreement”) with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide us professional advice, business and technical information, design and engineering and related services in order to assist us in assembling all of the information, permits, agreements and resources necessary for construction of an ethanol plant having the capacity to produce 108 million gallons per year in Barrie, Ontario, Canada. We paid Delta the non-refundable sum of $100,000 for their services.

In September 2006, we entered into a similar five-year agreement with Delta relating to our proposed Sarnia ethanol plant (the “Delta-Sarnia Agreement”) and paid Delta an initial non-refundable amount of $70,000 for such services, with the balance of $30,000 due upon issuance of an air permit by the Province of Ontario. We have not paid the $30,000 balance as of the date of this Report as we did not wish to incur the cost of applying to the Ministry of Environment of Ontario for an air permit until we had secured the Sarnia property. References to the Delta-Barrie Agreement and Delta-Sarnia Agreement are hereinafter jointly referred to as the “Delta Agreements,” unless otherwise indicated.

The Delta Agreements provide for Delta to assist us in the development and analysis of the operating costs, plant specifications, compliance with environmental issues, product marketing, industry economics, technical and other assistance. Delta’s sole remedy in the event that we breach the Delta Agreements is limited to the non-refundable fees of $170,000 paid under the Delta Agreements. The relationship between Delta and us is deemed exclusive during the five-year term of the Delta Agreements. We have agreed to use our best efforts to enter into an EPC contract or a technology agreement with Delta at these locations and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

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

On March 9, 2007, we executed a term sheet with AKSC for the development of an EPC contract for the Barrie site. We have not paid the non-refundable fee of $500,000 to AKSC for executing the term sheet and as of the date of this Report we are reviewing our options on ethanol plant technology providers and engineering procurement and construction contractors. As we have not paid this fee, AKSC is under no obligation to provide a fixed price contract. We are in discussions with other ethanol plant technology providers and we may pursue offers from them. In the event that we accept another ethanol plant technology provider’s offer, Delta has a 60 day first right of refusal to assume any agreements made with other ethanol plant technology vendors. If we continue with Delta, we expect to pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and to pay AKSC a further non-refundable fee of $500,000 on receipt of the fixed EPC contract price for our Barrie plant. If Delta decides not to assume our agreement with another ethanol plant technology provider, we will engage an EPC contractor acceptable to the other ethanol plant technology provider and establish an EPC contract price. Providing the EPC contract price is acceptable and financing is obtained, we expect to execute the EPC contract within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter. We are also reviewing our options on ethanol plant technology providers and engineering procurement and construction contractors for our Sarnia location. We have not received a term sheet from AKSC regarding the Sarnia facility at this time.

AKSC is a multinational EPC firm with extensive experience erecting and constructing facilities in Canada. Delta’s primary role in the projects will be to provide the process technology and engineering. This will include all of the prime processes in the receiving and milling of the corn, the cook process, fermentation process, distillation process, molecular sieve and centrifuge process, chemical storage area, fuel and ethanol storage and load-out as well as DDGS drying, storage and load-out. AKSC will erect the Delta process components as well as engineer, procure and construct the balance of plant equipment for such items as the boiler house, cooling towers, all utility tie-ins, plant fire water system, and any water treatment systems. AKSC will be responsible for all labor supply and project completion risk(i.e. project completed on schedule, at the contract price, meeting design specifications). The EPC contract will be guaranteed by AKSC’s parent company, Aker Kvaerner ASA of Baerum, Norway, a leading global provider of engineering and construction services, technology products and integrated solutions with NOK14 billion (approximately $2.3 billion) in annual revenue. The Delta plant design that we have selected is based on plant designs and components currently being utilized by other Delta customers. Any differences in our plant designs from the standard Delta design will be to provide for higher reliability and performance. Not all current projects undertaken by Delta appear on their website due to client preferences with regards to confidentiality.

In August 2006, we retained the services of the engineering firm of Charles G. Turner & Associates for an initial term to December 31, 2006 to monitor the design, equipment selection, construction and commissioning phases of the projects on a hourly fee basis. This agreement is continuing in effect on a month–to-month basis.

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

On March 27, 2007, we entered into a non-binding letter of intent with Quad County Corn Processors Cooperative, Galva, Iowa (“Quad”), wherein we agreed in principle to acquire most of the assets and liabilities of Quad, including its existing ethanol plant, for the purchase price of $105 million. Effective May 11, 2007, the parties terminated the letter of intent. We do not intend to proceed with this proposed transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $2,758, in cash and cash equivalents.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide us with a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As of the date of this Report, we have drawn down an aggregate of $469,192 on this line of credit. The trustee of the Union Capital Trust Line of Credit is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

Also on July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. As of the date of this Report, we have drawn down an aggregate of $348,000 on this line of credit. Aurora is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock or 9.5% interest. We believe that this Union and Aurora lines of credit will provide sufficient monies to fund the expected $1,000,000 deposits required on each of our EPC contracts for Barrie and Sarnia and our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at Barrie and draw on the proposed WestLB line of credit described above herein.

We estimate that we will require $454 million in additional debt or equity capital to complete the construction and commissioning of the Barrie and Sarnia facilities, and there are no assurances that we will be able to raise this capital when needed.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the provision of the 75% financing in accordance with engagement letter and the indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs.

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

We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We have had discussions with investment bankers, financial institutions and private investors about obtaining the 25% subordinate debt or equity investment required to complete the project financing but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or lenders, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. See “RISK FACTORS.”

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$1,065,329	$84,475	$1,149,804
2008	2,130,659	168,951	2,299,610
2009	2,130,659	168,951	2,299,610
2010	2,130,659	168,951	2,299,610
2011	2,130,659	70,396	2,201,055
Thereafter	47,121,666	—	47,121,666
Total minimum lease payments	$56,709,631	$661,724	$57,371,355

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six-month period ended June 30, 2007.

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

Assets under capital lease - Assets under capital lease consist of land and buildings located in Barrie, Ontario to be developed for ethanol producing operations. We determined that the fair value of the land at the Barrie site was less than 25% of the fair value of the leased property at the inception of the lease and therefore considered the land and building as a single unit for purposes of determining whether the lease should be classified as a capital lease in accordance with SFAS No. 13. We concluded that the present value of the minimum lease payments, excluding any executory costs to be paid by the lessor, equals or exceeded 90% of the fair value of the leased property. We used our incremental borrowing rate of 12% to measure the present value of the minimum lease payments.

The buildings under capital lease at the Barrie site cannot currently be used to carry out the business of the Company without extensive renovation and construction activities. As such, we consider that the assets are not available for their intended use. Specifically, we expect to make substantial renovations to portions of the existing building to provide the space needed to construct an ethanol processing facility. The portion of the building that will eventually serve as the administrative offices requires extensive renovation in order to bring it up to standard for occupation. Our examination of the infrastructure items has indicated that substantial additional expenditures will be required to ensure that rail lines are serviceable, and in correct locations, and that the gas and water lines can be expanded to provide the required capacity for the plant operations. Before commencing demolition and construction activities, we will use the findings of an engineering study that will be performed, with detailed recommendations on the usefulness of individual assets. We will write-off any portion of the buildings that may be demolished.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of June 30, 2007, we had an accumulated deficit of $5,340,348. For the six-month period ended June 30, 2007, we incurred a net loss of $2,063,475, and for the year ended December 31, 2006, we incurred a net loss of $3,245,400. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined, the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, WestLB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $454 million for the Barrie and Sarnia facilities would equate to $340 million. Interest during construction of the two plants of $33 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 5.4%, so that the interest rate on the senior financing would be 8.65% to 8.9% and the interest rate on the subordinate financing would be 15.4%. On a construction cost of $454 million, the senior financing would total $272,400,000 , bear an annual interest cost of approximately $24.2 million at current rates when fully drawn and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $68,100,000, bear an annual interest cost of approximately $10.5 million at current rates when fully drawn and would be repaid over 8 years from advance, with repayment terms to be negotiated. Among other things, the provision of the WestLB financing in accordance with the engagement letter and indicative term sheets isconditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. We have had discussions with investment bankers, financial institutions and private investors about obtaining subordinate debt or equity investment but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities. (See a complete description of the terms under “PLAN OF OPERATION” in this Report.)

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

If we are unable to raise the required senior debt and subordinate debt financing with WestLB, we will lose our non-refundable retainer deposit and we may be liable to pay significant termination fees. In December 2006, we paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. We also agreed to pay all of WestLB’s expenses in connection with arrangement, placement and underwriting of the financing. As of the date of this Report, we have paid $87,378 for costs incurred by WestLB’s legal and engineering advisors. If WestLB is unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we will lose the $200,000 non-refundable retainer deposit and we will not be able to recover expenses paid. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will be required to pay WestLB a termination fee of $10,000,000.

Our success depends, to a significant extent, upon the continued services of Gordon Laschinger, our President and Chief Executive Officer, who has no prior experience in the ethanol industry. While Mr. Laschinger has developed key personal relationships with our expected suppliers and customers, most of these individuals have significantly more experience than Mr. Laschinger in the ethanol industry. This may place us at a competitive disadvantage because we will greatly rely on these relationships in the conduct of our proposed operations and the execution of our business strategies. The loss of Mr. Laschinger could also result in the loss of our favorable relationships with one or more of our suppliers and customers. Although we have entered into an employment agreement with Mr. Laschinger, that agreement terminates April 30, 2009. We expect to renew this agreement upon termination, but there are no assurances that the parties will reach an agreement. In addition, we do not maintain “key person” life insurance covering Mr. Laschinger or any other executive officer. The loss of Mr. Laschinger could also significantly delay or prevent the achievement of our business objectives.

We will be competing with other established ethanol production and marketing companies who have greater experience and resources than we currently have. We will have several significant competitors in the ethanol production industry including GreenField Ethanol Inc. (formerly Commercial Alcohols Inc.), currently the largest producer of ethanol in Canada, Archer-Daniels-Midland Company, (“ADM”), the largest producer of ethanol in the United States, VeraSun Energy, Corp. and Aventine Renewable Energy Holdings, Inc, both large U.S. ethanol producers and Suncor Energy Inc., whichhas an ethanol plant in Sarnia, and others. These companies are presently producing ethanol in substantial volume, have greater financial resources and have more experienced personnel than we presently do. We are not currently producing any ethanol. Those competitors who are presently producing ethanol have greater capital resources than we currently do. As a result, this will be a significant obstacle that we will need to overcome in order to become successful. In addition, our lack of experience in our chosen industry relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

We cannot rely on long-term ethanol orders or commitments by our customers for protection from the negative financial effects of a decline in the price for ethanol. The ethanol industry does not use fixed price long-term contracts. According to the Renewable Fuels Association (www.ethanolRFA.org/industry/statistics/), between 90% and 95% of the ethanol in the U.S. and Canada is sold pursuant to six to twelve month contracts, negotiated between the ethanol producer and the oil refiner or gasoline blender. As such, we believe that we will not be able to rely on long-term (over one year) contracts for the sale of our product. Entering in to a long-term contract would require us to give the buyer a significant discount to current market prices. We believe that if and when wecommence operations, it will be more profitable for us to sell into the spot market and through a mixture of short-term (less than one year) contracts. The Chicago Board of Trade launched an ethanol futures contract in March 2005. As of the date of this Report, there has been limited trading activity in ethanol futures. There is no certainty that this market will develop sufficient liquidity to provide an effective means of hedging against a decline in ethanol prices. As a result, the limited certainty of ethanol orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Our expense estimates are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. Recently wholesale gasoline and ethanol prices have moved in the same range, trading at approximately $1.99 and $1.86 per gallon, respectively, as of August 15,2007. If the price of gasoline and petroleum declines, we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

We will need to obtain various construction permits relating to our proposed ethanol plants and there can be no assurances that we will be able to obtain these permits, or that we will not incur significant delay in obtaining the same. As of the date of this Report we have begun obtaining those permits required relating to the construction of our proposed ethanol plants. Each of our proposed locations is located on an existing industrial site. Existing industrial sites typically require fewer permits because they already have road and rail access permits, water intake and discharge permits. We will be required to obtain a Site Plan Approval. The Site Plan Approval process entails submitting a detailed layout of the proposed plant including a landscape plan and items such as building finishes and an artist’s rendering showing what the plant will look like from various street level views. While we do not believe that we will encounter any problem obtaining this permit from the local municipalities because the sites have existing fire suppression and storm water management systems in place, there can be no assurances that we will not experience a problem or delay in obtaining these permits. The general time period required for this permit is 90 days. We have filed the application for the relevant permits on our proposed Barrie plant and expect to receive site plan approval by August 2007. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit in 2007.

For our two proposed locations, Environmental Permits are issued by the Ministry of the Environment of Ontario. In March 2007, we applied for this permit for the Barrie plant and expect to receive the final permit in July 2007. We expect that our Site Plan Approval permit and environmental permits for Sarnia, once submitted, will be processed within the same time frame as the Barrie permits. The receipt of environmental permits on existing industrial sites tends to be less onerous than on greenfield sites. Other permits that will be required are standard building permits that our EPC contractor will obtain as part of the obligations included in the EPC contract. There can be no assurances that we will obtain all permits in a timely manner, or at all. Failure to obtain all necessary permits will have a significant negative impact on our proposed plan of operation.

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

As of the date of this Report, we expect the timeframe to the commencement of ethanol production at our planned Barrie facility to be as follows:

1.	Based on Ontario Ministry of Environment guidelines and communications, receive Ontario Ministry of Environment permit in September 2007.
2.	Based on consulting engineer’s experience, receive City of Barrie site plan approval in September 2007.
3.

Based on EPC term sheet signed March 9, 2007 with AKSC and discussions with other EPC contractor and ethanol plant technology providers, develop and negotiate EPC contract and receive EPC pricing from EPC contractor and ethanol plant technology provider in October 2007.

4.

If another EPC contractor and ethanol plant technology provider selected, allow 60 days for Delta to decide whether to assume agreement. Sign an EPC contract with AKSC and Delta or another combination of EPC contractor and ethanol plant technology provider by December 2007.

5.	Based on requirements of WestLB indicative term sheets dated December 13, 2006, close debt and or equity financing in December 2007.
6.	With financing closed, give EPC contractor full notice to proceed with detailed engineering work in December 2007.

7.	Based on discussions with AKSC and other EPC contractors, completion of site preparation work in February 2008.
8.	Based on discussions with AKSC and other EPC contractors, EPC contractor mobilizes to site in February 2008.
9.	Based on discussions with AKSC and other EPC contractors, first pour of concrete in March 2008.
10.	Based on discussions with AKSC and other EPC contractors, start of plant commissioning in March 2009.
11.	Based on EPC term sheet signed March 9, 2007 with AKSC and discussions with other EPC contractor and ethanol plant technology providers, full operations of plant in June 2009.

We expect the Sarnia plant start up will follow the Barrie timeline by approximately 3 months.

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. Based upon discussions that we have had with AKSC, with other EPC contractor and ethanol plant technology providers and WestLB, all of whom are experienced in constructing ethanol plants, we have estimated that the construction cost of our proposed two facilities to be approximately $454 million. The estimated cost of these facilities is based on the target EPC price range included in the AKSC term sheet executed on March 9, 2007 for our Barrie plant on discussions with other EPC contractor and ethanol plant technology providers, engineering estimates, and on WestLB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from AKSC or other EPC contractor and ethanol plant technology providers for our Barrie Plant in August 2007 and approximately 90 days later for Sarnia. Once executed, the EPC contracts will guarantee a fixed price for the Barrie and Sarnia plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee, and change orders that we may request over the course of construction. While we intend to seek additional funding to deal with any adverse contingencies that may arise before construction is completed, or at the very least have such potential sources of funding in place if this situation occurs, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances if they occur.

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

In the course of evaluating our internal controls over financial reporting as at June 30, 2007, management has identified a weakness in the area of segregation of duties that could result in a material misstatement in our financial statements. Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated. However, none of the segregation of duties deficiencies resulted in a misstatement to the financial statements as we rely on certain compensating controls, including substantive periodic review of the financial statements by the Chief Executive Officer and Audit Committee. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

On December 7, 2006 and as amended on December 26, 2006, we filed Forms 8-K, and 8-K/A1to advise that our Form 10Q-SB filed on November 21, 2006, consisting of the unaudited interim consolidated balance sheets at September 30, 2006 and December 31, 2005, and the unaudited interim consolidated statements of operations, stockholders’ equity and cash flows for the three-months and nine-months period ended September 30, 2006 and 2005, and for the period November 29, 2004 (inception) to September 30, 2006, and the related Management’s Discussion and Analysis had been withdrawn and should no longer be relied upon. We were formally notified via a letter dated November 30, 2006, that KPMG LLP, our independent registered public accountants, did not complete their review of such interim financial statements despite the fact that our management believed that such review had been completed. Further, management wished to consider the possible impact of the SEC’s comment letter dated November 14, 2006, relating to our registration statement on Form SB-2, filed on October 12, 2006, regarding various matters pertaining to our aforesaid report on Form 10-QSB. Our Audit Committee of the Board of Directors has approved such action and has discussed the matters disclosed in this filing with our independent registered public accountants. We have discussed the circumstances of the misunderstanding with our independent registered public accountants and have implemented procedures to ensure that we will not make such future filings without written sign-off from our independent registered public accountants.

On April 23, 2007, we filed a Form 8-K/A2 advising that all outstanding issues have been resolved with KPMG LLP, our independent registered public accountants, and that investors may rely upon our unaudited interim consolidated balance sheets at September 30, 2006 and December 31, 2005, and the unaudited interim consolidated statements of operations, stockholders’ equity and cash flows for the three-months and nine-months period ended September 30, 2006 and 2005, and for the period November 29, 2004 (inception) to September 30, 2006, and the related Management’s Discussion and Analysis contained in our Form 10-QSB filed on November 21, 2006.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the six-month period ended June 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2007, we conducted our annual meeting of shareholders in Toronto, Ontario, Canada. At that meeting our shareholders re-elected our current Board of Directors, to hold office until the next annual meeting of our shareholders, their resignation or removal, whichever comes first. Our shareholders also approved the appointment of KPMG LLP as our independent auditors for our fiscal year ended December 31, 2007.

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

On April 23, 2007 we filed a report on Form 8-K/A2, advising that all outstanding issues between ourselves and KPMG LLP relating to our Form 10-QSB for the nine month period ended September 30, 2006 had been resolved and investors may rely upon said report.

SUBSEQUENT EVENTS

On August 1, 2007 we filed a report on Form 8-K, advising that we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit.

On August 20, 2007 we filed a report on Form 8-K, advising that we entered into a Purchase and Sale Agreement with Lanxess Inc., (“LANXESS”) wherein LANXESS has agreed to sell us approximately 30 acres of land in Sarnia, Ontario for an amount of C$450,000.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 29, 2007	NORTHERN ETHANOL, INC. (Registrant) By: __Gordon Laschinger________________ Gordon Laschinger, Chief Executive Officer & President