Form 10QSB
period 2007-09-30
NORTHERN ETHANOL, INC.
filed 2007-11-13
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 13, 2007, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

PART I.

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Changes in Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Interim Financial Statements	F-5 to F-22

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201	$567,249
Accounts receivable (note 3)	74,268	112,636
Deposits (note 4)	212,254	402,308
Prepaid expenses (note 5)	456,070	480,886
Total current assets	742,793	1,563,079

Property under development and equipment (note 6)	1,733,134	438,467
Assets under capital lease (notes 7 and 9)	19,492,681	17,233,707
Other assets	5,506	5,506
	$21,974,114	$19,240,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness (note 8)	$505,139	$5,534
Accounts payable	3,846,019	117,371
Accrued liabilities	152,568	125,000
Due to related party (note 9)	672,536	—
Current portion of obligation under capital lease (note 12)	30,902	18,993
Total current liabilities	5,207,164	266,898

Obligation under capital lease (note 12)	18,750,892	16,031,367
	23,958,056	16,298,265
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 11)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively (note 11))	10,410	10,410
Additional paid-in capital	6,411,112	5,554,459
Deficit accumulated during the development stage	(6,161,615)	(3,276,873)
Accumulated other comprehensive income	(2,243,849)	654,498
	(1,983,942)	2,942,494
Going concern (note 2 a))
Commitments (note 14)
	$21,974,114	$19,240,759

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30		Nov 29, 2004 (Inception) to September 30
	2007	2006	2007	2006	2007

REVENUES	$—	$—	$—	$—	$—

COST OF GOODS SOLD	—	—	—	—	—

GROSS MARGIN	—	—	—	—	—

OPERATING EXPENSES
Salaries and benefits (note 10)	440,195	784,626	1,760,377	1,539,978	3,913,719
General and administrative	303,324	427,964	929,219	589,822	1,931,040
Occupancy costs	46,784	46,779	132,255	60,684	231,899
Depreciation	9,963	7,723	29,163	13,010	51,226
Interest	21,001	—	33,728	—	33,732
	821,267	1,267,092	2,884,742	2,203,494	6,161,616

NET LOSS	$(821,267)	$(1,267,092)	$(2,884,742)	$(2,203,494)	$(6,161,616)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	103,008,065	104,096,500	101,706,375

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

Nine Months ended September 30, 2007 and September 30, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542
Shares cancelled	(1,500,000)	(150)	150	—	—	—
Stock-based compensation	—	—	1,276,984	—	—	1,276,984
Stock issued for cash, net of issuance costs	4,096,500	410	3,846,090	—	—	3,846,500
Cumulative translation adjustment	—	—	—	—	(12,549)	(12,549)
Net loss for the nine months ended September 30, 2006	—	—	—	(2,203,494)	—	(2,203,494)
Balances, September 30, 2006	104,096,500	$10,410	$5,163,089	$(2,234,967)	$(12,549)	$2,925,983

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,276,873)	$654,498	$2,942,494
Stock-based compensation	—	—	856,653	—	—	856,653
Cumulative translation adjustment	—	—	—	—	(2,898,347)	(2,898,347)
Net loss for the nine months ended September30, 2007	—	—	—	(2,884,742)	—	(2,884,742)
Balances, September 30, 2007	104,096,500	$10,410	$6,411,112	$(6,161,615)	$(2,243,849)	$(1,983,942)

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		November 29, 2004 (Inception) to September 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Net loss	$(821,267)	$(1,267,092)	$(2,884,742)	$(2,203,494)	$(6,161,615)
Items not involving cash:
Depreciation	9,963	7,723	29,163	13,010	51,226
Stock-based compensation	152,762	619,605	856,653	1,276,984	2,525,007
Changes in non-cash working capital balances:
Accounts receivable	99,894	(19,414)	38,368	(53,073)	(74,268)
Deposits	(10,198)	(201,602)	190,054	(951,602)	(212,254)
Prepaid expenses	171,395	(133,911)	24,816	(397,591)	(456,070)
Accounts payable	416,496	31,487	1,452,265	101,821	1,569,636
Accrued liabilities	270	68,302	27,568	71,902	152,568
Other	(129,011)	(8,077)	(147,414)	(12,549)	(200,386)
Net cash (used in) provided by operating activities	(109,696)	(902,979)	(413,269)	(2,154,592)	(2,806,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	28,830	-	499,605	-	505,139
Due to related party	574,536	-	672,536	-	672,536
Proceeds from issuance of common stock	-	2,346,500	-	3,846,500	3,896,515
Principal payment of capital lease obligation	-	-	(2,090)	-	(5,825)
Net cash (used in) provided by financing activities	603,366	2,346,500	1,170,051	3,846,500	5,068,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(496,227)	(158,678)	(1,323,830)	(318,976)	(1,784,360)
Assets under capital lease	-	-	-	-	(472,142)
Other assets	-	-	-	-	(5,506)
Net cash (used in) provided by investing activities	(496,227)	(158,678)	(1,323,830)	(318,976)	(2,262,008)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,557)	1,284,843	(567,048)	1,372,932	201

CASH AND CASH EQUIVALENTS:
Beginning of period	2,758	101,479	567,249	13,390	—
End of period	$201	$1,386,322	$201	$1,386,322	$201

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$773,542	$-	$2,258,974	$16,761,565	$19,020,539
Cash paid for income taxes	-	-	-	-	353

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

Interim Financial Statements:

The accompanying interim financials statements of the Company as of September 30, 2007, for the three and six month periods ended September 30, 2007 and 2006 and for the period from November 29, 2004 (Inception) to September 30, 2007 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Going concern:

There is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will commence ethanol producing operations in the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no revenue, no earnings, and negative operating cash flows, and has financed its activities through bank borrowings, loans from related parties, capital lease arrangements and the issuance of shares. The Company’s ability to continue as a going concern is dependent on obtaining investment capital and achieving profitable operations. There can be no assurance that the Company will be successful in raising sufficient investment capital to commence ethanol producing operations and to generate sufficient cash flows to continue as a going concern. These consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to commence ethanol producing operations in accordance with this assumption.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated on consolidation.

Comparatives:

Certain items in the comparative statements have been reclassified to be consistent with the presentation in the current period.

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

Cash and cash equivalents consist of all highly-liquid investments with an original maturity of three months or less. Such investments are stated at cost plus accrued interest, which approximates market value. No cash equivalents were held at September 30, 2007 or at December 31, 2006.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized on a straight-line basis over the vesting period. The grant date fair value of the equity or liability instruments issued is measured using the Black-Scholes option pricing model.

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

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that the full benefit of the deferred tax assets will not be realized. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.  109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was adopted by the Company effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.  133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued by the Company on or after January 1 2007. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

m)	Financial statement misstatements:

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the “rollover” method (i.e., the current year income statement perspective) and the “iron curtain” method (i.e., the year-end balance sheet perspective). The Company adopted SAB No. 108 effective January 1, 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

n)	Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for the Company’s consolidated financial statements issued for fiscal years beginning after November 15, 2007, specifically January 1, 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS No. 159 effective January 1, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 159.

3.	ACCOUNTS RECEIVABLE:

	September 30, 2007	December 31, 2006

Canadian federal government Goods and Services tax receivable	$74,268	$110,062
Overpayment of legal fee	—	2,574
	$74,268	$112,636

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.	DEPOSITS:

	September 30, 2007	December 31, 2006

Non-refundable retainer deposit paid to WestLB AG (note 14 c)	$200,000	$200,000
Other non-refundable deposit	—	429
Refundable deposit on non-binding letter of intent for Sarnia land purchase	10,053	—
Refundable deposit on storage tanks paid to related party (note 9)	—	200,000
Refundable deposit on head office lease utilities	1,196	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	1,005	858
	$212,254	$402,308

5.	PREPAID EXPENSES:

	September 30, 2007	December 31, 2006

Prepaid rent for Barrie and head office leases (note 12)	$296,918	$253,454
Prepaid development costs for planned Sarnia location	—	202,479
Prepaid financing costs for WestLB AG commitment (note 14 c)	122,838	—
Prepaid insurance	31,377	22,025
Prepaid other	1,326	2,928
	$452,459	$480,886

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

September 30, 2007	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$45,329	$18,760	$26,569
Furniture and equipment	175,130	23,291	151,839
Leasehold improvements	38,100	9,175	28,925
Property under development	1,525,801	—	1,525,801
	$1,784,360	$51,226	$1,733,134

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT (continued):

December 31, 2006	Cost	Accumulated Depreciation	Net book Value

Computer equipment and software	$37,966	$8,307	$29,659
Furniture and equipment	168,894	10,286	158,608
Leasehold improvements	34,958	3,470	31,488
Property under development	218,712	—	218,712
	$460,530	$22,063	$438,467

During the nine months ended September 30, 2007, the Company capitalized a $500,000 deposit for the development of an engineering, procurement and construction contract, $698,180 of engineering and site design costs, $98,538 of legal advisory costs and $10,371 of permit application costs to the cost of property under development at the Barrie and Sarnia locations that are being developed into ethanol production facilities. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful life.

7.	ASSETS UNDER CAPITAL LEASE:

September 30, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$19,492,681	$—	$19,492,681

December 31, 2006	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$17,233,707	$—	$17,233,707

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	ASSETS UNDER CAPITAL LEASE (continued):

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

During the nine months ended September 30, 2007, the Company capitalized interest costs of $1,538,470, lessor’s operating cost charges of $420,294 and property tax of $300,210 to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital lease beyond what is recoverable from operations. Depreciation of assets under capital lease will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful life or the remaining lease term.

8.	BANK INDEBTEDNESS:

	September 30, 2007	December 31, 2006

Indebtedness under Line of Credit Agreement	$496,413	$—
Indebtedness under corporate credit card	8,727	5,534
	$505,139	$5,534

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As at September 30, 2007, principal of $469,192 and interest of $27,221 thereon was outstanding under this line of credit.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS:

During the nine months ended September 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

The Company utilized the office space and equipment of a stockholder at no cost, until April 2006 when the Company entered into a lease for office space, as further discussed in note 12. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 12. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest.

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

In May 2007, the Company received loan advances of $24,000 from Aurora and $20,000 from Richard Brezzi that were repaid. Richard Brezzi owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.5% interest. On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora, wherein Aurora agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. As at September 30, 2007, a principal amount of $672,536 was outstanding under this line of credit and interest of $7,913 was accrued as an accrued liability.

During the nine months ended September 30, 2007, the Company paid Andrew I. Telsey, P.C. $87,652 (September 30, 2006 – $64,251) in fees and expenses for corporate and securities counsel. Of this amount $42,371 was included in accounts payable at September 30, 2007. Andrew I. Telsey, the Company’s Corporate Secretary and one its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the nine months ended September 30, 2007, the Company purchased $2,024 (September 30, 2006 – $26,881) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

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

On September 28, 2007, the Company granted options to purchase an aggregate of 651,000 shares of the Company’s Common Stock at an exercise price equal to $1.00 to its Chief Financial Officer, Chief Operating Officer and other employees. The options will expire five years following the date of grant and will vest annually from the date of grant as follows:

	Total Options	Vesting Schedule
		1st Year	2nd Year	3rd Year
Chief Financial Officer	200,000	50,000	50,000	100,000
Chief Operating Officer	150,000	40,000	40,000	70,000
Other employees	301,000	80,000	80,000	141,000
	651,000	170,000	170,000	311,000

A summary of the status of Company’s stock option plan as of September 30, 2007 and of changes in options outstanding under the Company’s plan during the nine month period ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	4,139,000	$1.00
Granted	951,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2007	5,090,000	$1.00

Options exercisable at September 30, 2007	3,044,632	$1.00
Non-vested options at September 30, 2007	2,045,368	$1.00

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	STOCK OPTIONS (Continued):

Stock options outstanding as of September 30, 2007, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	5,090,000	3.96	$1.00	3,044,632	$1.00

The fair value of each option granted during the nine months ended September 30, 2007 and during the year ended December 31, 2006, was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2% to 5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	3.2%
Expected dividends	None

The fair value of the options granted as determined above was $3,387,382, of which $856,653 was expensed during the nine month period ended September 30, 2007 (September 30, 2006 – $1,276,984). The weighted average fair value per share for the options granted above was $0.66.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	LEASE AGREEMENTS (continued):

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$570,467	$45,235	$615,702
2008	2,281,870	180,941	2,462,811
2009	2,281,870	180,941	2,462,811
2010	2,281,870	180,941	2,462,811
2011	2,281,870	75,392	2,357,262
Thereafter	50,465,845	—	50,465,845
Total minimum lease payments	$60,163,792	$663,450	$60,827,242
Less amount representing interest of 12%	41,381,998
	18,781,794
Less current portion	30,902
	$18,750,892

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

The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of C$59,850,940 ($60,163,792) over the remaining term of the lease, of which C$41,166,811 ($41,381,998) is interest and C$18,684,129 ($18,781,794) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$30,741 ($30,902) as a result of monthly lease payments that will be made over the next year.

Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007 or early in 2008.

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

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario, Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006 and then reclassified and capitalized to property under development on July 30, 2007 with execution of the Agreement of Purchase and Sale with LANXESS Inc. described in note 14 e). The remaining balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

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

d)

On March 9, 2007 the Company signed a term sheet with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for the development of an engineering, procurement and construction (“EPC”) contract using Delta technology for the Barrie site. The Company has not paid a non-refundable fee of $500,000 to AKSC for executing the term sheet and is reviewing its options on ethanol plant technology providers and engineering procurement and construction contractors. In the event the Company accepts another ethanol plant technology provider’s offer, Delta has a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors. If the Company continues with Delta, it expects to pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and to pay AKSC a further non-refundable fee of $500,000 on receipt of the fixed EPC contract price for the Barrie plant. If Delta decides not to assume the agreement negotiated with another ethanol plant technology provider, the Company expects to engage an EPC contractor acceptable to the other ethanol plant technology provider and establish an EPC contract price. Providing the EPC contract price is acceptable and financing is obtained, the Company expects to execute the EPC contract(“AKSC-EPC”) within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter.

e)

On July 30, 2007, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($452,352) by June 30, 2008, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($452,352), it will enter into a Services Agreement with LANXESS whereby LANXESS will provide the Company with water intake and output facilities as reasonably required to allow for the construction, operation and maintenance of the proposed ethanol plant and the Company will pay LANXESS an amount of C$100,000 ($100,523) upon satisfying the closing conditions, C$325,000 ($326,699) when the construction of the ethanol plant begins and C$325,000 ($326,699) when the ethanol plant commences operation for a total of C$750,000 ($753,921) as compensation for LANXESS’s services provided. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000 ($452,352). The Company paid a refundable interest bearing deposit amount of C$10,000 ($10,053) on execution of the Agreement.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2007 and 2006

During the three-month periods ended September 30, 2007 and 2006, we did not generate any revenues.

During the three-month period ended September 30, 2007, we incurred costs and expenses totaling $821,267, including $440,195 in salaries and benefits, $303,324 in general and administrative expense, $46,784 in occupancy costs, $9,963 in depreciation expense and $21,001 in interest expense.

The general and administrative expense of $303,324 included legal and accounting fees of $159,209, consulting fees of $85,980, travel related costs of $8,401 and other miscellaneous costs totaling $49,734. Occupancy costs of $46,784 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. Net interest costs of $21,001 arose in the three-month period ended September 30, 2007, with interest accrued of $14,727 at an interest rate of 12% per annum on average loan balances of $487,000 outstanding on the Union Capital Trust line of credit throughout the period and with interest accrued of $7,669 at an interest rate of 8% per annum on average loan balances of $362,000 outstanding on the Aurora Beverage Corporation line of credit, partially offset by interest income received on Canadian Federal goods and services tax refunds.

During the three-month period ended September 30, 2006, our total expenses were $1,267,092, including $784,626 in salaries and benefits, $427,964 in general and administrative expense, $46,779 in occupancy costs and $7,723 in depreciation expense. Salaries and benefits declined $344,431 in the three-month period ended September 30, 2007 from the same period last year as a $466,843 decline in stock based compensation expense more than offset a $122,412 increase in wage and benefit costs associated with increased staff levels. General and administrative expenses fell $124,640 from the same period last year primarily due to a $88,245 decrease in consulting costs which included $70,477 paid to Muse Stancil for market research in the three-month period ended September 30, 2006 and a $19,593 decrease in travel costs. There were no interest costs in three-month period ended September 30, 2006, as we were not borrowing funds.

As a result, we incurred a net loss of $821,267 for the three-month period ended September 30, 2007 ($0.01 per share), compared to a net loss of $1,267,092 for three-month period ended September 30, 2006 ($.01 per share).

Comparison of Results of Operations for the nine months ended September 30, 2007 and 2006

During the nine-month periods ended September 30, 2007 and 2006, we did not generate any revenues.

During the nine-month period ended September 30, 2007, we incurred costs and expenses totaling $2,884,742, including $1,760,377 in salaries and benefits, $929,219 in general and administrative expense, $132,255 in occupancy costs, $29,163 in depreciation expense and $33,728 in interest expense.

The general and administrative expense of $929,219 included legal and accounting fees of $408,038, consulting fees of $250,681, travel related costs of $87,595 and other miscellaneous costs totaling $182,905. Occupancy costs of $132,255 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. During the nine-month period ended September 30, 2006, our total expenses were $2,203,494. This $681,248 or 31% increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan in April 2006, described herein.

As a result, we incurred a net loss of $2,884,742 for the nine-month period ended September 30, 2007 ($0.03 per share), compared to a net loss of $2,203,494 for nine-month period ended September 30, 2006 ($.02 per share). Because we do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until late 2009 at the earliest, or we successfully acquire an operating ethanol plant, following is our Plan of Operation.

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

•

Sarnia, Ontario, Canada; 108 million gallons. Effective July 30, 2007, we entered into an Agreement of Purchase and Sale (the “Lanxess Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada where we intend to build an ethanol plant. The Lanxess Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. The Lanxess Agreement is conditional, among other things, upon Lanxess obtaining the consent of its Board of Directors. This consent was received August 14, 2007 and the Lanxess Agreement is now effective. Closing of this acquisition is to take place no later than June 30, 2008, and is also conditional, among other things, upon our satisfaction with our physical inspection of the land, zoning and permitting, our entering into an Engineering, Procurement and Construction contract (the “EPC Contract”) for the construction of our ethanol plant, our obtaining financing for the land purchase our ethanol plant construction, execution of an acceptable Remediation and Indemnity Agreement once Lanxess completes certain remediation actions to bring the land into compliance with existing environmental laws and our reaching an agreement with Lanxess and TransAlta Energy Corporation (“TransAlta”) in respect of relief for Lanxess’s obligations under its existing steam supply contract with TransAlta requiring the purchase of a minimum of 900,000 MMBTU of steam per year. The Lanxess Agreement also requires for us to enter into a Services Agreement with Lanxess, whereby Lanxess will provide us with water intake and output facilities as reasonably required to allow for the construction, operation and maintenance of our proposed ethanol plant.

The Agreement also provides for additional payments to Lanxess of C$750,000 in consideration for Lanxess’ efforts to undertake significant efforts to re-engineer existing infrastructure presently located on the property as required to allow for the construction of our ethanol plant, as well as support necessary for technical interfaces with our development of the land. The Lanxess Agreement provides for us to partially compensate Lanxess for these efforts by payment of the aggregate sum of C$750,000, with C$100,000 of this amount to be paid upon our satisfaction and waiver of the conditions discussed above. The remaining C$650,000 shall be paid in two equal installments of C$325,000. The first such installment shall be paid on or before the date which is the date the contractor under the EPC Contract begins construction of our ethanol plant and the second such installment shall be paid on or before commencement of the operation of our proposed ethanol plant. If after closing of the Lanxess Agreement we have not commenced construction of our ethanol plant under the EPC Contract by December 31, 2008, Lanxess has the option to reacquire the land for C$450,000. We paid the refundable interest bearing deposit amount of C$10,000 on execution of the Lanxess Agreement on August 3, 2007. On Closing, this deposit amount shall be credited to the purchase price.

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

Based on the target price range of $180 million to $200 million stated in the EPC term sheet we signed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant, discussions with other EPC contractors and ethanol plant technology providers, preliminary engineering estimates and our indicative term sheet executed December 13, 2006 with WestLB AG, (“WestLB”), each discussed below, we estimate that the Barrie and Sarnia plants will cost $454 million combined as per the following table:

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

On March 9, 2007, we signed a term sheet with AKSC for the development of an EPC contract for the Barrie site. We have not paid the non-refundable fee of $500,000 to AKSC for executing the term sheet and as of the date of this Report we are reviewing our options on ethanol plant technology providers and engineering procurement and construction contractors. As we have not paid this fee, AKSC is under no obligation to provide a fixed price contract. We are in discussions with other ethanol plant technology providers and we may pursue offers from them. In the event that we accept another ethanol plant technology provider’s offer, Delta has a 60 day first right of refusal to assume any agreements made with other ethanol plant technology vendors. If we continue with Delta, we expect to pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and to pay AKSC a further non-refundable fee of $500,000 on receipt of the fixed EPC contract price for our Barrie plant. If Delta decides not to assume our agreement with another ethanol plant technology provider, we will engage an EPC contractor acceptable to the other ethanol plant technology provider and establish an EPC contract price. Providing the EPC contract price is acceptable and financing is obtained, we expect to execute the EPC contract within 60 days of receiving the fixed EPC contract price and commence construction at the Barrie site immediately thereafter. We are also reviewing our options on ethanol plant technology providers and engineering procurement and construction contractors for our Sarnia location. We have not received a term sheet from AKSC regarding the Sarnia facility at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $201 in cash and cash equivalents.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide us with a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. At September 30, 2007, we have drawn down an aggregate of $496,413 on this line of credit. The trustee of the Union Capital Trust Line of Credit is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of our outstanding Common Stock or 9.5% interest.

Also on July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. At September 30, 2007, we have drawn down an aggregate of $672,536 on this line of credit. Aurora is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock or 9.5% interest. We believe that this Union and Aurora lines of credit will provide sufficient monies to fund the expected $1,000,000 deposits required on each of our EPC contracts for Barrie and Sarnia and our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at Barrie and draw on the proposed WestLB line of credit described above herein.

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

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2007	$570,467	$45,235	$615,702
2008	2,281,870	180,941	2,462,811
2009	2,281,870	180,941	2,462,811
2010	2,281,870	180,941	2,462,811
2011	2,281,870	75,392	2,357,262
Thereafter	50,465,845	—	50,465,845
Total minimum lease payments	$60,163,792	$663,450	$60,827,242

However, effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the demolition of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007 or early in 2008. We anticipate that we will be able to satisfy our current lease commitments through the Union line of credit. Thereafter we expect to satisfy these commitments with the proceeds from the senior construction and term financing provided by WestLB pursuant to an engagement letter and indicative term sheets effective December 13, 2006, and from additional subordinate debt or equity to be raised. There are no assurances that we will be able to raise additional subordinate debt or equity on terms acceptable to us, or at all. In the event we are unable to raise additional funds on acceptable terms, we will need to reconsider our objectives and undertake efforts to reduce costs. Once construction of our Barrie and Sarnia plants is complete, we expect to satisfy the lease commitments with cash flow generated from the operations of these plants.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine-month period ended September 30, 2007.

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

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, specifically January 1, 2008 for us. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of September 30, 2007, we had an accumulated deficit of $6,161,615. For the nine-month period ended September 30, 2007, we incurred a net loss of $2,884,742, and for the year ended December 31, 2006, we incurred a net loss of $3,245,400. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the fourth quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

In addition to selling ethanol, we will also sell the co-products of ethanol production – dried distillers grains (DDGS) and carbon dioxide (“CO2”) and the markets for these products may decrease in the future. The primary use of DDGS is for livestock feed as a replacement for traditional animal feeds such as soy-meal. In the United States, cattle (both dairy and beef) have so far been the primary users of DDGS as livestock feed, but larger quantities of DDGS are making their way into the feed rations of hogs and poultry. In 2006, ethanol dry mills in the United States produced approximately 9 million tons of distillers grains. Of this, approximately 75-80% was fed to dairy and cattle, 18-20% to swine, and 3-5% to poultry. Due to the fact that DDGS have a long shelf life, they are suitable for transportation to markets all over the world. In 2006, the United States exported more than 1.2 million tons of distillers grains. In recent years, large markets for DDGS have developed in Europe, led by Ireland and the United Kingdom, as well as in Canada, Mexico, China, Japan, and Taiwan. Asia has a long history of importing U.S. grain because of its large population and limited space in which to grow crops. Worldwide, there is a large market for animal feed but DDGS generally need to displace other feeds as buyers will base their selection primarily on cost competitiveness. As increasing volumes of ethanol production come on-line, the amount of DDGS in the marketplace should increase proportionately. This may put downward pressure on prices and presents a risk to our business. At today’s prices, it is estimated that DDGS sales will represent approximately 15% of our total sales.

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

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”) whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined, the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, WestLB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $454 million for the Barrie and Sarnia facilities would equate to $340 million. Interest during construction of the two plants of $33 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 5.0%, so that the interest rate on the senior financing would be 8.25% to 8.5% and the interest rate on the subordinate financing would be 15.0%. On a construction cost of $454 million, the senior financing would total $272,400,000 , bear an annual interest cost of approximately $22.8 million at current rates when fully drawn and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $68,100,000, bear an annual interest cost of approximately $10.2 million at current rates when fully drawn and would be repaid over 8 years from advance, with repayment terms to be negotiated. Among other things, the provision of the WestLB financing in accordance with the engagement letter and indicative term sheets isconditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. We have had discussions with investment bankers, financial institutions and private investors about obtaining subordinate debt or equity investment but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities. (See a complete description of the terms under “PLAN OF OPERATION” in this Report.)

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

We will be competing with other ethanol production companies, animal farmers and other corn users for our feedstock. The principal raw material we expect to use to produce ethanol and its co-products is corn. We expect that corn feedstock costs will represent approximately 66% of operating costs. The profitability of our business fluctuates greatly with changes in the price of corn. For each $0.10 per bushel increase in the cost of corn, our total corn cost increases by $8,059,701 per year. Significant increases in the price of corn will have substantial negative impacts on the profitability of our plants.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. As of October 15,2007, wholesale gasoline prices were approximately $2.17 per gallon while spot ethanol prices have fallen to approximately $1.70 per gallon. If the price of gasoline and petroleum declines, we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

We will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. Our proposed business is subject to extensive regulation by federal and provincial governmental agencies in Canada, where we intend to initially produce and sell ethanol. If we acquire an ethanol plant in the US or elect to build a new ethanol facility in the US, this business will also be subject to such extensive regulation. The production and sale of ethanol is subject to regulation by agencies of the US Federal Government, including, but not limited to, the Environmental Protection Agency (the “EPA”) in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. In Canada, the production and sale of ethanol is subject to regulation by Environment Canada, through the Canadian Environmental Protection Act 1999, and in Ontario as well by the Ontario Ministry of the Environment.

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

We will need to obtain various construction permits relating to our proposed ethanol plants and there can be no assurances that we will be able to obtain these permits, or that we will not incur significant delay in obtaining the same. As of the date of this Report we have begun obtaining those permits required relating to the construction of our proposed ethanol plants. Each of our proposed locations is located on an existing industrial site. Existing industrial sites typically require fewer permits because they already have road and rail access permits, water intake and discharge permits. We will be required to obtain a Site Plan Approval. The Site Plan Approval process entails submitting a detailed layout of the proposed plant including a landscape plan and items such as building finishes and an artist’s rendering showing what the plant will look like from various street level views. While we do not believe that we will encounter any problem obtaining this permit from the local municipalities because the sites have existing fire suppression and storm water management systems in place, there can be no assurances that we will not experience a problem or delay in obtaining these permits. The general time period required for this permit is 90 days. We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. We expect that the hearing will be held and a decision will be reached during the first quarter of 2008. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the first quarter of 2008.

For our two proposed locations, Environmental Permits are issued by the Ministry of the Environment of Ontario. In March 2007, we applied for this permit for the Barrie plant and we expect to receive the final permit in November 2007. We expect that our environmental permit for Sarnia, once submitted, will be processed within a shorter time frame than the Barrie permit, given that the Sarnia plant will be similar to the Barrie plant and we have our experience with the Barrie application to draw upon. The receipt of environmental permits on existing industrial sites tends to be less onerous than on greenfield sites. Other permits that will be required are standard building permits that our EPC contractor will obtain as part of the obligations included in the EPC contract. There can be no assurances that we will obtain all permits in a timely manner, or at all. Failure to obtain all necessary permits will have a significant negative impact on our proposed plan of operation.

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

As of the date of this Report, we expect the timeframe to the commencement of ethanol production at our planned Barrie facility to be as follows:

1.	Based on Ontario Ministry of Environment guidelines and communications, receive Ontario Ministry of Environment permit in November 2007.
2.	Based on legal advice, receive Ontario Municipal Board Approval of our site plan approval in March 2008.
3.

Based on EPC term sheet signed March 9, 2007 with AKSC and discussions with other EPC contractor and ethanol plant technology providers, develop and negotiate EPC contract and receive EPC pricing from EPC contractor and ethanol plant technology provider by March 2008.

4.

If another EPC contractor and ethanol plant technology provider selected, allow 60 days for Delta to decide whether to assume agreement. Sign an EPC contract with AKSC and Delta or another combination of EPC contractor and ethanol plant technology provider by May 2008.

5.	Based on requirements of WestLB indicative term sheets dated December 13, 2006, close debt and or equity financing in June 2008.
6.	With financing closed, give EPC contractor full notice to proceed with detailed engineering work in June 2008.
7.	Based on discussions with AKSC and other EPC contractors, completion of site preparation work in August 2008.
8.	Based on discussions with AKSC and other EPC contractors, EPC contractor mobilizes to site in August 2008.
9.	Based on discussions with AKSC and other EPC contractors, first pour of concrete in September 2008.
10.	Based on discussions with AKSC and other EPC contractors, start of plant commissioning in November 2009.
11.	Based on EPC term sheet signed March 9, 2007 with AKSC and discussions with other EPC contractor and ethanol plant technology providers, full operations of plant in late 2009 or early 2010.

We expect the permitting process for the Sarnia plant to be completed during the first quarter of 2008 and that plant completion will be at approximately the same time as the Barrie plant.

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. Based upon discussions that we have had with AKSC, with other EPC contractor and ethanol plant technology providers and WestLB, all of whom are experienced in constructing ethanol plants, we have estimated that the construction cost of our proposed two facilities to be approximately $454 million. The estimated cost of these facilities is based on the target EPC price range included in the AKSC term sheet signed on March 9, 2007 for our Barrie plant on discussions with other EPC contractor and ethanol plant technology providers, engineering estimates, and on WestLB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from AKSC or other EPC contractor and ethanol plant technology providers for our Barrie and Sarnia Plants in March 2008. Once executed, the EPC contracts will guarantee a fixed price for the Barrie and Sarnia plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee, and change orders that we may request over the course of construction. While we intend to seek additional funding to deal with any adverse contingencies that may arise before construction is completed, or at the very least have such potential sources of funding in place if this situation occurs, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances if they occur.

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

RISKS RELATED TO OUR COMMON STOCK

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities. The OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”). Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB. We have been late in filing some of the reports we have been required to file with the SEC but are reviewing our internal procedures to insure that future reports are filed in a timely manner.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. Sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock being registered, there is an aggregate of 4,232,333 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended) for a period sufficient to allow them to sell their shares subject to those limitations provided by Rule 144 promulgated under the Securities Act of 1933, as amended. In January 2007, these limitations ceased and these holders are entitled to sell their shares of our Common Stock at their discretion. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

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

In the course of evaluating our internal controls over financial reporting as at September 30, 2007, management has identified a weakness in the area of segregation of duties that could result in a material misstatement in our financial statements. Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated. However, none of the segregation of duties deficiencies resulted in a misstatement to the financial statements as we rely on certain compensating controls, including substantive periodic review of the financial statements by the Chief

Executive Officer and Audit Committee. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the nine-month period ended September 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	CHANGES IN SECURITIES - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the three month period ended September 30, 2007.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On August 1, 2007, we filed a report on Form 8-K, advisingthat effective July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008

On August 20, 2007, we filed a report on Form 8-K, advising that on July 23, 2007, we entered into an Agreement of Purchase and Sale (the “Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada where we intend to build an ethanol plant. This Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. The Agreement was conditional, among other things, upon Lanxess obtaining the consent of its Board of Directors. This consent was received August 14, 2007, and the Agreement is now effective. Closing of this acquisition is to take place no later than June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007	NORTHERN ETHANOL, INC. (Registrant) By:__s/Gordon Laschinger_________________ Gordon Laschinger, Chief Executive Officer & President