Form 10KSB
period 2007-12-31
NORTHERN ETHANOL, INC.
filed 2008-04-16
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under

the Securities Exchange Act of 1934

For Fiscal Year Ended: December 31, 2007

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 15, 2008, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

Documents Incorporated by Reference: Portions of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 2008, are incorporated by reference in certain sections of Part III.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

History

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

In July 2006, we commenced a private offering of our Common Stock. This offering was successfully closed in September 2006. We sold an aggregate of 4,096,500 shares of our Common Stock to 48 “accredited investors” (as that term is defined in both the Canadian and U.S. securities laws) at a price of $1.00 per share and received aggregate net proceeds of $3,846,500 therefrom. On February 19, 2008, our Common Stock commenced trading on the OTC Bulletin Board under the trading symbol “NOET”. The proceeds derived from the 2006 offering have been utilized to fund the planning efforts relating to development of two ethanol plants to be located in Ontario, Canada, and one ethanol plant to be located in New York State as well as for working capital to the date of this Report. We will require additional funds in order to implement our business plan described herein. See “PART II, ITEM 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – RISK FACTORS.”

As of the date of this Report, we have two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company (“NELLC”), and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol

(Sarnia) Inc. and Northern Ethanol Investments Inc., (“NEI”) each of which is also a Canadian corporation. All references to our Company in this Report include our subsidiaries, unless otherwise indicated. NEI is currently a dormant company.

Current Business

We are a development stage company and are devoting substantially all of our efforts to establishing a business of manufacturing fuel ethanol for sale to oil refiners and other users. We have secured or are in the advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada, and one in New York State for total planned production capacity of 324 million US gallons per annum. Each of these locations will be the site for a state-of-the-art corn based ethanol processing facility.

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

In September 2006, we entered into a similar five-year agreement with Delta relating to our proposed Sarnia, Ontario ethanol plant (the “Delta-Sarnia Agreement”) and paid Delta an initial non-refundable amount of $70,000 for such services, with the balance of $30,000 due upon issuance of an air permit by the Province of Ontario. References to the Delta-Barrie Agreement and Delta-Sarnia Agreement are hereinafter jointly referred to as the “Delta Agreements,” unless otherwise indicated.

As of the date of this Report, we have not entered into any development agreements with any technology provider for our proposed Niagara Falls, New York ethanol plant.

The Delta Agreements provide for Delta to assist us in the development and analysis of the operating costs, plant specifications, compliance with environmental issues, product marketing, industry economics, technical and other assistance. Delta’s sole remedy in the event that we breach the Delta

Agreements is limited to the non-refundable fees of $170,000 paid under the Delta Agreements. The relationship between Delta and us is deemed exclusive during the five-year term of the Delta Agreements. We have agreed to use our best efforts to enter into an engineering, procurement and construction (“EPC”) contract or a technology agreement with Delta at these locations and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

Although Delta has been involved in 120 alcohol production projects for fuel, beverage, and industrial customers on five continents, it has no previous experience developing or constructing ethanol plants in Canada. The construction of ethanol plants using Delta technology is carried out by construction contractors. On March 9, 2007, we executed a term sheet for the development of an EPC contract for the Barrie site with Aker Kvaerner Songer Canada Ltd. (“AKSC”), because of their extensive experience in the construction of power plants in the United States and Canada. However as we did not pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and as AKSC is no longer working with Delta, the AKSC agreement was effectively terminated during the fourth quarter of 2007. Since that time, we have been negotiating with other large, experienced EPC contractors that are acceptable to Delta for construction of ethanol plants at each of our three proposed locations. Effective March 12, 2008, we executed a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) of Seoul, South Korea for the development of an engineering, procurement and construction (“EPC”) contract for our proposed ethanol plant to be located in Sarnia, Ontario, Canada. We expect to receive the EPC contract price from SK E&C within 5½ months of the execution of a Phase 2 Project Development Agreement with Delta whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. If that price is acceptable we expect to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. Construction would take place over an 18 to 22 month period so ethanol production at our Sarnia location is not expected to begin until the third quarter of 2010 at the earliest as of the date of this Report. In the event that we do not execute an EPC contract with SK E&C, we will be required to pay a cancellation fee of $300,000.

We also expect to enter into similar arrangements with SK E&C for our proposed ethanol plants to be located in Barrie, Ontario, and Niagara Falls, New York. We have not yet received term sheets from SK E&C regarding these facilities as of the date of this Report.

Delta’s primary role in the projects is to provide the process technology and engineering. This will include all of the prime processes in the receiving and milling of the corn, the cook process, fermentation process, distillation process, molecular sieve and centrifuge process, chemical storage area, fuel and ethanol storage and load-out as well as DDGS drying, storage and load-out. As the EPC Contractor, SK E&C will erect the Delta process components as well as engineer, procure and construct the balance of plant equipment for such items as the boiler house, cooling towers, all utility tie-ins, plant fire water system, and any water treatment systems. SK E&C will be responsible for all labor supply and project completion risk(i.e. project completed on schedule, at the contract price, meeting design specifications). The Delta plant design that we have selected is based on plant designs and components currently being utilized by other Delta customers. Any differences in our plant designs from the standard Delta design will be to provide for higher reliability and performance. Not all current projects undertaken by Delta appear on their website due to client preferences with regards to confidentiality.

In August 2006, we contracted with Parrish & Heimbecker Ltd. (“P&H”) to provide corn procurement and co-product merchandizing services on a fee per shipment basis for a five-year period for our proposed Barrie and Sarnia ethanol plants upon the opening of such plants. P&H is a privately held grain merchant corporation that owns and operates grain elevators and has extensive domestic and international experience in international grain origination and co-product merchandizing. We engaged them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive market prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates. We will pay P&H C$1.00 per metric ton of corn procured for our Barrie and Sarnia operations. P&H will manage the sale of our dried distiller grain by-product. We will pay P&H C$1.00 per metric ton of DDGS sold for marketing the sale of our product at market prices. Our agreement with P&H does not include any minimum purchase requirements.

We are currently in the process of finalizing marketing contracts covering the Barrie and Sarnia facilities with ECO Energy Inc. (“ECO”), a privately held Tennessee corporation that provides ethanol marketing capability across North America. ECO is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of our ethanol production at market prices in exchange for a commission of $0.01 per gallon of ethanol sold.

In addition, we will also sell a portion of the CO2 co-produced, with the balance either vented, or recovered for disposal.

We will be engaged in the business of producing ethanol in Ontario and New York and selling it in Central Canada and the Eastern United States. While no assurances can be provided, we anticipate that the long-term growth in demand for ethanol will ensure a strong market for all of the output of our facilities.

Barrie, Ontario, Canada

In April 2006, we executed a 25-year lease, with two ten-year renewal options, on a 35 acre site located in Barrie, Canada from Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock, or 9.6% interest.See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

This location is of a former brewery operated by Molson Canada that was decommissioned in 2000. We believe that the Barrie location is well suited for ethanol production due to its close proximity to Toronto’s gasoline markets, has excellent rail and road transportation access, is within close driving distance of a Great Lakes terminal and has readily available water, electricity and natural gas. The lease allows us to utilize all existing site infrastructure and to demolish or modify existing structures to optimize plant operations.

We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. On December 21, 2007, we received a Notice of Application (“Application”) filed by North American (Park Place) Corporation (“Applicant”) which included Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (hereinafter jointly referred to as the “Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant and for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application was originally scheduled to be heard before a judge of the Ontario Superior Court of Justice on March 4, 2008, but has been postponed and no new court date has been set as of the date of this Report. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008. We believe that the zoning for the property does permit the production of ethanol and that the possibility of the Applicant’s claim being successful is remote. We intend to vigorously pursue our defense.

We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008.

Sarnia, Ontario, Canada

On July 30, 2007, we entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 by June 30, 2008, at the latest. The Agreement is conditional upon our satisfaction with our physical inspection of the land, zoning and permitting, our entering into an EPC contract for the construction of an ethanol plant, our obtaining financing for the land purchase and plant construction and reaching an agreement with LANXESS and TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’ obligations under its steam supply contract with TransAlta. If our closing conditions are met, in addition to the payment of the C$450,000 land purchase price, we will pay LANXESS an amount of C$100,000 immediately, C$325,000 when the construction of the ethanol plant begins and C$325,000 when the ethanol plant commences operation for a total of $750,000 as compensation for LANXESS’ costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, we have not commenced construction of the ethanol plant under an EPC contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000. We paid a refundable interest bearing deposit amount of C$10,000 on execution of the Agreement. This Agreement replaced a July 2006 non-binding letter of intent with the LANXESS for this location that provided for a 99-year lease on the property. We expect the cost of steam under the proposed 20 year steam agreement with LANXESS and TransAlta at this site will be materially favorable to the costs of generating steam from our own equipment. The site is located on a major rail line, has access to a waterway dock, has excellent highway access and is fully zoned and serviced with existing utility connections. From this location, we believe we will be in a strong position to serve the ethanol markets of Michigan, Ontario, Ohio, New York and other Northeastern U.S. metro areas.

Niagara Falls, New York

On December 18, 2007, we entered into a Purchase and Sale Agreement with Praxair, Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY, where we intend to build an ethanol plant. The cost of this property is $5,000,010, payable as follows: (i) an earnest money payment of Ten Dollars ($10) made simultaneously with the execution of the Agreement; (ii) a further sum of $100,000 to be paid no later than one hundred and fifty (150) days after the date of the Agreement, as per an amendment dated March 14, 2008, or within seventy-two (72) hours after our receipt of a fully executed Brownfield Site Cleanup Agreement by and between us and the Commission of the New York State Department of Environmental Conservation, if such receipt occurs sooner; (iii) $3,000,000 on closing, which is to take place on or before August 29, 2008, as per an amendment dated March 14, 2008, unless we elect to extend the closing date in the event various conditions are not satisfied by Praxair by said date; and (iv) the balance of $1,900,000 pursuant to a promissory note, secured by the property, accruing interest at the rate of 7% per annum and due on June 1, 2010.

The Agreement is conditional upon our satisfaction with various conditions, including (i) our physical inspection of the land; (ii) environmental testing of the soil and groundwater and other related environmental testing, in order to allow us to obtain inspection data necessary to qualify for various governmental incentive programs; (iii) our satisfaction that the property is suitable for the development of an ethanol plant, including environmental issues, zoning issues, the availability and capacity of services to the property and the cost of obtaining the same; (iv) the successful culmination of the environmental review process in accordance with the New York State Environmental Quality Review Act and the availability of a building permit for a structure satisfactory to meet our requirements and any and all other licenses, approvals, permits, consents and grants as may be necessary to allow us to build an ethanol plant and ancillary buildings on the property; (v) there being legally and physically unobstructed pedestrian, vehicular and other transportation ingress to and egress from the property; and (vi) the property being zoned and permission being granted by local government and by the State of New York to allow our proposed use of the property as an ethanol production facility. In the event these conditions are not satisfied or we determine that any condition is not reasonably expected to be satisfied prior to Closing, we are obligated to so advise Praxair in writing and thereafter, either party to the Agreement has the right to cancel and terminate the Agreement. If we terminate the Agreement due to failure to have these conditions satisfied then we will receive a refund of our deposit together with any interest thereon.

The Agreement also provides for the parties to enter into negotiations to complete a Service Agreement whereby Praxair will provide water from its exiting pump house in an amount sufficient to allow us to operate our proposed ethanol plant and ancillary operations, provide easements, right-of-ways and other rights as we may require to utilize Praxair’s river discharge facilities that are adjacent to the property, as well as to access the property, utilize the necessary utility services that will be required to operate the proposed ethanol facility and ancillary operations, if permitted, assign to us the rights to utilize the existing CSX Transportation (“CSX”) rail lines, or otherwise assist us in obtaining a new agreement with CSX in order to allow us access to the existing rail lines. The acquisition of the Property is not conditional upon our reaching mutually acceptable terms with Praxair for such Service Agreement. The failure to reach such an agreement could have a materially negative impact on our ability to develop an ethanol plant on the Property. In the event terms of a mutually acceptable Service Agreement are not reached and a relevant agreement executed within one hundred and fifty (150) days from the date the Agreement as per an amendment dated March 14, 2008 was executed, either party to the Agreement has the right to cancel and terminate the Agreement.

We have also agreed to enter into good faith negotiations with Praxair whereby we will attempt to reach mutually acceptable terms to sell to Praxair CO2 produced by us from the ethanol fermentation process. However, the failure to enter into such an agreement in the future will not give rise to any right to invalidate the Agreement.

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

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with West LB AG (“WestLB”) whereby WestLB has conditionally agreed to solicit and arrange senior debt and subordinate debt financing (to a maximum of approximately $365 million) for up to 75% of the construction costs of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that West LB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to the Company. Among other things, the provision of 75% financing in accordance with the terms of the engagement letter and indicative term sheets is conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. The WestLB indicative term sheets offer first priority senior secured construction and term financing for up to 60% of the total capital requirements of plant construction and for working capital for a total term of up to 7.5 years and subordinated secured construction and term financing for up to 15% of the total capital requirements of plant construction for a total term of up to eight years. Following conversion of the senior construction loan to a senior term loan, the loan amount is to be repaid in equal quarterly installments over six years. Surplus cash as defined by debt service covenant is to be swept to accelerate the repayment of the senior term loan and to repay the subordinated term loan. We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 2% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

With the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between us and SinoUp & Rise Ltd. of Beijing, China that contained a provision giving SinoUp & Rise Ltd. the right to nominate the EPC Contractor became effective. Under terms of the Bond Term Sheet, on condition of West LB successfully completing the arrangement of our senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a total maximum amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the West LB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. The convertible bond holder shall be able to convert the unamortized amount of the bond into our common shares at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in the convertible bond holder holding more than 10% equity ownership of our equity ownership will result in the convertible bond holder receiving a seat on our Board of Directors.

We have had discussions with SinoUp & Rise Ltd. regarding participating in the financing of our proposed Niagara Falls, New York location but we have not received a term sheet from them as of the date of this Report. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed Niagara Falls, New York location, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of that planned ethanol production facility.

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide us with a $6 million unsecured line of credit at an interest rate of twelve percent (12% per annum), maturing on March 30, 2008. As of our year ended December 31, 2007, we have drawn down an aggregate of $511,579 on this line of credit. Also on July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2,000,000. On March 7, 2008, the Aurora Line of Credit Agreement was further amended, as a result of a reorganization, to change the lender to LDR Properties Inc. (“LDR”), to increase the loan principal amount to $8,000,000 and to extend the due date to July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. LDR, an Ontario corporation, is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock. We used the LDR line of credit to repay Union Capital $526,716 at the maturity of that line of credit on March 30, 2008. As of March 31, 2008, we have drawn down an aggregate of $1,785,711 on the LDR line of credit. All draws on the LDR (formerly Aurora) line of credit are subject to review and approval of the lender, who has not denied any of our requests to date.

Upon our successful construction of multiple manufacturing facilities, we expect to realize significant cost savings in raw materials purchasing, transportation, engineering and operations that we expect will provide a profitability advantage vis-à-vis other smaller and single-site ethanol producers because of the opportunity to centralize key functions including risk management, procurement and executive management. Also we expect that these multiple sites will provide us with greater influence in plant design and new technologies, as well as access to capital markets. However, there can be no assurances that our expectations will be met and we will, in fact, realize these benefits.

We continue to seek out other potential sites for development of additional ethanol plants. The manner in which we will develop future sites beyond the initial aforementioned locations will depend upon the nature of the opportunity, the respective needs of the parties involved, and our then corporate objectives. We have set up a separate wholly owned subsidiary to own each ethanol plant. We may also purchase existing ethanol producing facilities outright, acquire an ownership interest in companies controlling existing ethanol producing facilities, issue shares in a subsidiary company that controls the site to outside parties who control ethanol producing facilities, or some other unidentified transactional structure.

Acquisition Activity

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

On March 27, 2007, we entered into a non-binding letter of intent with Quad County Corn Processors Cooperative, Galva, Iowa (“Quad”), wherein we agreed in principle to acquire most of the assets and liabilities of Quad, including its existing ethanol plant, for the purchase price of $105 million.Effective May 11, 2007, the parties terminated the letter of intent. We do not intend to proceed with this proposed transaction.

We are continuing to review and explore other acquisitions of existing ethanol plants, but there are no current material discussions with any third party relating to such acquisitions and there can be no assurances that we will reach any agreements in the future. It is likely that we will finance our participation in a business opportunity through the issuance of Common Stock or other securities and through the issuance of senior debt secured against the assets of each operating location. In the case of cash acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting or otherwise obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.

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

SALES AND MARKETING

Ethanol

According to the Renewable Fuels Association (www.ethanolRFA.org/industry/statistics/ ), between 90% and 95% of the ethanol in the U.S. and Canada is sold pursuant to six to twelve month contracts, negotiated between the ethanol producer and the oil refiner or gasoline blender. As such, we believe that we will not be able to rely on long-term (over one year) contracts for the sale of our product. Entering in to a long-term contract would require us to give the buyer a significant discount to current market prices. We believe that if and when we commence operations, it will be more profitable for us to sell into the spot market and through a mixture of short-term (less than one year) contracts. The Chicago Board of Trade launched an ethanol futures contract in April 2005. As of the date of this Report, there has been limited trading activity in ethanol futures.

We are currently in the process of finalizing contracts covering our proposed facilities with ECO Energy Inc., a privately held Tennessee corporation that provides ethanol marketing capability across North America (“ECO”). ECO is a fully-integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of all our ethanol production. The selling price under these non-exclusive ECO agreements is expected to be relative to the local fuel wholesale (rack) unleaded gasoline daily spot market. By selling on a non-exclusive basis, we expect to benefit from being able to sell into the market with the highest spot price at the time. Currently, forward contracting of ethanol sales is not a well-developed market.

Dried Distillers Grains and Solubles (DDGS)

According to the “Renewable Fuels Association: Ethanol Industry Outlook,” the volume of North American DDGS output has expanded from 2.7 million metric tons in 2001 to 14.6 million metric tons in 2007 with the growth in ethanol production. Data received from Agri-Link and Farm Market News at the University of Guelph, Ontario, shows that the price of DDGS per metric ton in the Southern Ontario market since 2001 have ranged from a low of C$77 in September 2006 to a current high of C$205 per metric ton in the Southern Ontario market.

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

Carbon Dioxide (CO2)

               We have entered into discussions with major local users of CO2, includingPraxair, for the sale of our CO2 by-product. Carbon dioxide is sold principally to the food and beverages markets, and also to the industrial market. The CO2 market is very concentrated, with a large share of the supply coming from a few large players. To effectively compete in the CO2 market, producers must be located within a reasonable distance of the end user because transportation costs usually represent about 50% of the delivered price of CO2. The selling price under these agreements is expected to be at the local spot market. We expect a portion of the CO2 production to be sold, with the balance either vented, or recovered for disposal.

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

Effective January 1, 2007, the Ontario Government has mandated a minimum average of 5% ethanol in gasoline as a way to support agriculture, improve air quality, and reduce dependence on petroleum. On December 20, 2006, the Canadian Federal government announced a regulation that will require all gasoline sold in Canada to have 5% renewable content by 2010. This legislation will create a substantially larger market than at present for fuel ethanol in Canada since ethanol is the primary renewal fuel option available.

As illustrated in the following chart of current publicly available data on Canadian ethanol production and consumption from 1996 to 2003, ethanol fuel consumption in Canada grew substantially from approximately 50 million litres (13 million gallons) in 1997 to approximately 275 million litres (72 million gallons) in 2003.

1)	Economic, Financial, Social Analysis and Public Policies for Fuel Ethanol - Phase 1; Natural Resources Canada, November 2004 (http://www.greenfuels.org/ethanol/pdf/OConnor-Report-Ethanol-2004.pdf)

According to Statistics Canada (http://www40.statcan.ca/l01/cst01/trade37b.htm), gasoline consumption in Canada in 2006 was 39.7 billion litres (10.5 billion gallons), of which 15.5 billion litres (4 billion gallons) was consumed in Ontario. Based on this, management estimates that ethanol demand in Ontario reached approximately 780 million litres (200 million gallons) in 2007 due to the requirements of a 5% average Ontario ethanol blend. According to the Canadian Renewable Fuels Association, current ethanol production capacity in Canada is approximately 735 million litres (194 million gallons), of which 428 million litres (113 million gallons) was located in Ontario (http://www.greenfuels.org/ lists.php#ethProd ). We believe that this led to an excess of demand over domestic supply in Ontario in 2007.

According to the Renewable Fuels Association (“RFA”) (http://www.ethanolrfa.org/ industry/statistics/ ), the United States ethanol industry has experienced significant production growth in recent years from 1.3 billion gallons produced in 1996 to 4.9 billion gallons in 2006. Total U.S. demand for ethanol in 2006 was approximately 5.4 billion gallons. The following chart has been developed by the Company from data obtained from the RFA and illustrates the growth in U.S. ethanol production from 1996 to 2006. US ethanol consumption data was only available from 2002 onward.

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

Regulation of the ethanol industry in Canada is not materially different from that of the United States. Canadian taxation law currently provides for a $0.10 per litre excise tax exemption on the ethanol portion of ethanol blended gasoline. The Canadian Federal Government Budget, tabled in the House of Commons on March 19, 2007, proposed to repeal this exemption for renewable fuels effective April 1, 2008 but allocated a C$1.5 billion operating incentive over seven years to “producers of renewable alternatives to gasoline, such as ethanol.” “Incentive rates will be up to $0.10 per litre for renewable alternatives to gasoline, for the first three years, then decline thereafter. In order to ensure companies do not earn excessive profits, government support will not be provided when rates of return exceed 20 per cent, determined annually. Support under the program to individual companies will be capped to ensure that benefits are provided to a wide range of participants in the sector – not just the largest oil-producing companies.” On June 22, 2007 this Budget was passed in the Senate and became law. As of the date of this Report, the final details of the application of the incentive program are being reviewed by Natural Resources Canada with the Canadian ethanol industry. We will pursue this incentive funding for our Barrie and Sarnia plants once the program is finalized. In Ontario, there is also a C$0.147 per litre Provincial Fuel Tax exemption on the ethanol portion of blended gasoline until 2010.

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

On December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act (EISA) of 2007. This legislation included an increase in the Renewable Fuels Standard of 7.5 billion gallons by 2012 as mandated by the Energy Policy Act of 2005 to a new standard of 36 billion gallons by 2022. From 9.0 billion gallons in 2008, the new standard minimum amount of renewable fuels that must be used by fuel refiners increases progressively to 2022. Of this new standard, up to 15 billion gallons may be derived from conventional biofuel sources such as corn based ethanol, with the balance expected to come from advanced alternative biofuels such as cellulosic ethanol.

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

We believe our principal competition in these markets is as follows:

Company	Location	Feedstock	Current Capacity (mgy)	Under Construction/ Expansion (mgy)

Collingwood Ethanol	Collingwood, ON, Canada	Corn	13
GreenField Ethanol	Varennes, QC, Canada	Corn	32
GreenField Ethanol	Chatham, ON, Canada	Corn	49
GreenField Ethanol	Tiverton, ON, Canada	Corn	7
GreenField Ethanol	Johnstown, ON, Canada	Corn		53
GreenField Ethanol	Hensall, ON, Canada	Corn		53
Suncor Energy Products	Sarnia, ON, Canada	Corn	53

		Canada total	154	106

Indiana BioEnergy	Bluffton, IN	Corn		101
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
Cardinal Ethanol	Harrisville, IN	Corn		100
ASAlliances Biofuels, LLC	Linden, IN	Corn		100
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
New Energy Corp.	South Bend, IN	Corn	102
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
Michigan Ethanol, LLC	Caro, MI	Corn	50
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57
US BioEnergy Corp.	Woodbury, MI	Corn
Western New York Energy, LLC	Shelby, NY	Corn	50
Northeast Biofuels	Volney, NY	Corn		114
ASAlliances Biofuels, LLC	Bloomingburg, OH	Corn		100
Coshoctan Ethanol, OH	Coshoctan, OH	Corn	60
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110
Summit Ethanol	Leipsic, OH	Corn		60
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54

		US total	674	739

		Combined	828	845

Our most significant competitor in Ontario and upper New York State is expected to be GreenField Ethanol. It has current production and capacity under construction of 162 million gallons, or 10% of the total current production and capacity under construction in the above table. If we are successful in constructing our two initial production facilities in Ontario and New York State, we expect to compete directly with GreenField Ethanol for the sale of our ethanol and co-products in Ontario and upper New York State. Even though Suncor Energy also has ethanol production in Ontario, we expect that we will not compete directly with them, as we believe they are currently producing ethanol primarily for distribution to their own network of retail gasoline stations.

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

To construct an ethanol plant in Ontario a Site Plan Approval permit and an Environmental permit are required. The Site Plan Approval permit process entails submitting a detailed layout of the proposed plant including a landscape plan and items such as building finishes and artists rendering showing what the plant will look like from various street level views. The general time period required for this permit is 90 days. We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the second quarter of 2008.

The other permit that is required is an Environmental Permit from the Ministry of Environment of Ontario. In March 2007, we applied for this permit for the Barrie plant and we expect to receive the final permit once we resolve our Site Plan issue with the City of Barrie. We expect that our environmental permit for Sarnia, once submitted, will be processed within a shorter time frame than the Barrie permit, given that the Sarnia plant will be similar to the Barrie plant and we have our experience with the Barrie application to draw upon.

As of the date of this Report, we had not begun the permitting process for our proposed Niagara Falls, New York location.

Other permits that will be required are standard building permits that the EPC contractor will obtain as part of their EPC contract.

The Canadian Wheat Board has no jurisdiction over Canadian corn based ethanol producers. Under the North American Free Trade Agreement (NAFTA), ethanol produced in Canada is allowed to enter the U.S. duty-free. The same is true for ethanol produced in the U.S. entering Canada. In Canada, ethanol may also be sold inter-provincially without duties or other restrictions. According to the Canadian Renewable Fuels Association there are no restrictions on Canadian ethanol entering Europe.

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

On December 20, 2006, the Canadian federal government announced a regulation that will require all gasoline sold in Canada to have 5% renewable content by 2010. This requirement is a flexible means of promoting increased ethanol content in the Canadian gasoline market. Driven by Canada’s Clean Air Act, this legislation will strengthen the government’s ability to take action on reducing air pollution and greenhouse gases. In Canada, the ethanol portion of blended gasoline receives an exemption from the Federal Excise Tax of C$0.10 cents per litre on gasoline. The Canadian Federal Government Budget, tabled in the House of Commons on April 19, 2007, proposed to repeal this exemption for renewable fuels effective April 1, 2008 but allocated a C$1.5 billion operating incentive over seven years to “producers of renewable alternatives to gasoline, such as ethanol.” “Incentive rates will be up to $0.10 per litre for renewable alternatives to gasoline, for the first three years, then decline thereafter. In order to ensure companies do not earn excessive profits, government support will not be provided when rates of return exceed 20 per cent, determined annually. Support under the program to individual companies will be capped to ensure that benefits are provided to a wide range of participants in the sector – not just the largest oil-producing companies.” On June 22, 2007 this Budget was passed in the Senate and became law. In Ontario, there is also a C$0.147 cent per litre ($CDN) exemption on Provincial Fuel Tax until 2010.

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

National Energy Bill Legislation

On December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act (EISA) of 2007. This legislation included an increase in the Renewable Fuels Standard of 7.5 billion gallons by 2012 as mandated by the Energy Policy Act of 2005 to a new standard of 36 billion gallons by 2022. From 9.0 billion gallons in 2008, the new standard minimum amount of renewable fuels that must be used by fuel refiners increases progressively to 2022. Of this new standard, up to 15 billion gallons may be derived from conventional biofuel sources such as corn based ethanol, with the balance expected to come from advanced alternative biofuels such as cellulosic ethanol.

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

EMPLOYEES

As of the date of this Report, we employ eight persons, including three members of management, two in administration and three in operations. Upon the development of our proposed ethanol plants, we anticipate that the number of persons we employ will increase significantly, specifically in the areas of plant operations. We expect to recruit additional employees of high skill, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand. None of our employees are members of a union. We consider our employee labor relations to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located at 193 King Street East, Suite 300, Toronto, Ontario, M5A 1J5, Canada, telephone: (416) 366-5511. These offices consist of a 7,200 square foot space leased under an agreement dated April 20, 2006, between our wholly owned subsidiary company, Northern Ethanol (Canada) Inc., and Fercan Developments Inc. See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” The initial lease term is for five years at a monthly lease payment of C$15,000 with an option to extend for an additional five years.

Also on April 20, 2006, our wholly-owned subsidiary company, Northern Ethanol (Barrie) Inc., entered into a 25 year lease, with two ten year optional renewal periods, on a 35 acre industrial property located in Barrie, Ontario, Canada, on which it intends to construct an ethanol processing facility. This property was also leased from Fercan Developments Inc at an initial monthly lease payment of C$276,667. Effective January 24, 2007, under agreement with Fercan Developments Inc., these monthly lease payments were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed in 2008. See “PART I, ITEM 1, DESCRIPTION OF BUSINESS” and “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 3.	LEGAL PROCEEDINGS

On December 21, 2007, we received a Notice of Application (“Application”) between North American (Park Place) Corporation (“Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application was originally scheduled to be heard before a judge of the Ontario Superior Court of Justice on March 4, 2008, but has been postponed. No new court date has been set as of the date of this Report. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008.

We believe that the zoning for the property does permit the production of ethanol and that the possibility of the Applicant’s claim being successful is remote. We intend to vigorously pursue our defense.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There was no market for our securities as of December 31, 2007. Beginning in September 2007 we took certain steps to cause Empire Financial Group Inc., a NASD licensed market maker, to file an application with the NASD to list our Common Stock for trading on the OTC Bulletin Board (“OTCBB”). This application was approved effective February 19, 2008. As of the date of this Report, our Common Stock traded at a bid price of $1.40, $1.55 asked.

We expect that we will take certain steps to cause a licensed market maker to file an application to list our Common Stock for trading on the Toronto Stock Exchange in the near future. There can be no assurances that our Common Stock will be approved for such listing. If we so decide, we will need to meet certain capital and operational requirements to qualify. If we do qualify, we expect that this listing will take approximately 8 to 10 months to complete. There are no assurances that our Common Stock will be approved for listing on this or any other stock exchange in the future. See “RISK FACTORS.”

As of the date of this Report, there are 104,096,500 shares of our Common Stock issued and outstanding. We have 58 shareholders, not including those shareholders who hold their shares in “street name.”

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, we determined that the accounting for the foreign currency translation of our Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. The effects of the restatement on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006	As previously reported	Restatements	As restated

ASSETS
Property under development and equipment	$438,467	$(12,581)	$425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)

Effect of exchange rate changes on cash	(52,972)	2,641	(50,331)

There are no current and deferred income tax implications to this restatement.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the year ended December 31, 2007 and 2006

During the years ended December 31, 2007 and 2006, we did not generate any revenues. We do not expect to begin generating revenues until such time as the ethanol plants described herein become operational, or we successfully acquire an existing ethanol plant.

During the year ended December 31, 2007, we incurred costs and expenses totaling $3,577,498, including $2,198,615 in salaries and benefits, $1,104,823 in general and administrative expense, $181,337 in occupancy costs, $14,339 in foreign exchange gains, $41,245 in depreciation expense and $65,817 in interest expense.

The general and administrative expense of $1,104,823 included legal and accounting fees of $435,893, consulting fees of $307,379, travel related costs of $117,961 and other miscellaneous costs totaling $243,590. Occupancy costs of $181,337 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006.

During the year ended December 31, 2006, we incurred costs and expenses totaling $3,247,943, including $2,153,342 in salaries and benefits, $970,351 in general and administrative expense, $99,644 in occupancy costs, $2,536 in foreign exchange losses and $22,070 in depreciation expense. Salaries and benefits increased $45,273 in the year ended December 31, 2007 from the prior year as a $695,986 decline in stock based compensation expense was more than offset by a $741,259 rise in wage and benefit costs associated with increased staff levels and a full year of operation. General and administrative expenses increased $134,472 in the 2007 year over the 2006 year primarily due to a $128,898 increase in legal and accounting fees associated with due diligence work on the aborted Quad County Corn Processors acquisition and the registration those shares of our Common Stock sold in our private offering discussed above. Occupancy costs increased $81,693 in the year ended December 31, 2007 from the prior year as rent payments on our head office lease did not begin until June 1, 2006. The foreign exchange gain of $14,339 in 2007 occurred due to the impact of the weakening of the US$ dollar against the C$ dollar during the year on the C$ dollar expenses of our Canadian subsidiaries. In 2006 we experienced a foreign exchange loss of $2,536 when the US$ dollar strengthened against the C$ dollar during the year. There were no interest costs in the year ended December 31, 2006, as we did not borrow funds during the year.

As a result, we incurred a net loss of $3,577,498 for the year ended December 31, 2007 ($0.03 per share), compared to a net loss of $3,247,943 for the year ended December 31, 2006 ($0.03 per share).

PLAN OF OPERATION

As of the date of this Report we have adopted a business plan to initially construct and operate threeethanol plants. Our goal is to produce ethanol in Ontario and New York State and to market and sell ethanol in Central Canada and the Eastern United States. In this regard we have secured or are in advanced stages of securing sites to build ethanol processing facilities at two locations in Ontario, Canada (Barrie and Sarnia) and one in Niagara Falls, New York for total planned production capacity of approximately 324 million gallons per annum. Each of these locations will be the site for a corn-based ethanol processing facility. The plants that we intend to build will be dry mill plants. The reason for selecting this method of milling over a wet mill process is that a majority of ethanol plants in North America use the dry mill process and have found that this method of milling is reliable and runs well with fewer problems than the wet mill process. The ethanol technology provider process that we will select will utilize dry milling and will also provide us with performance guarantees in the engineering, procurement and construction (“EPC”) contracts. The facilities currently envisaged are expected to be completed and operational over the next two years.

We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

•

Barrie, Ontario, Canada; 108 million gallons – This 35 acre site has been obtained under a 25 year lease with two ten year renewal options at the then current market for comparable properties. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. We are leasing our Barrie site and our Head Office space from Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock, or 9.6% interest. See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

•

Sarnia, Ontario, Canada; 108 million gallons – Effective July 30, 2007, we entered into an Agreement of Purchase and Sale (the “Lanxess Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada where we intend to build an ethanol plant. The Lanxess Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. The Lanxess Agreement is conditional, among other things, upon Lanxess obtaining the consent of its Board of Directors. This consent was received August 14, 2007 and the Lanxess Agreement is now effective. Closing of this acquisition is to take place no later than June 30, 2008.

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

•

Niagara Falls, New York; 108 million gallons – On December 18, 2007 and as amended on March 14, 2008, we entered into a Purchase and Sale Agreement with Praxair, Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY, where we intend to build an ethanol plant. The cost of this property is $5,000,010, payable as follows: (i) an earnest money payment of Ten Dollars ($10) made simultaneously with the execution of the Agreement; (ii) a further sum of One Hundred Thousand Dollars ($100,000) to be paid no later than one hundred and fifty (150) days after the date of the Agreement, or within seventy-two (72) hours after our receipt of a fully executed Brownfield Site Cleanup Agreement by and between us and the Commission of the New York State Department of Environmental Conservation, if such receipt occurs sooner; (iii) the sum of Three Million Dollars ($3,000,000) on closing, which is to take place on or before August 29, 2008, unless we elect to extend the closing date in the event various conditions are not satisfied by Praxair by said date; and (iv) the balance of One Million Nine Hundred Thousand Dollars ($1,900,000) pursuant to a promissory note, secured by the property, accruing interest at the rate of 7% per annum and due on June 1, 2010.

The Agreement is also conditional upon our satisfaction with various conditions, including (i) our physical inspection of the land; (ii) environmental testing of the soil and groundwater and other related environmental testing, in order to allow us to obtain inspection data necessary to qualify for various governmental incentive programs; (iii) our satisfaction that the property is suitable for the development of an ethanol plant, including environmental issues, zoning issues, the availability and capacity of services to the property and the cost of obtaining the same; (iv) the successful culmination of the environmental review process in accordance with the New York State Environmental Quality Review Act and the availability of a building permit for a structure satisfactory to meet our requirements and any and all other licenses, approvals, permits, consents and grants as may be necessary to allow us to build an ethanol plant and ancillary buildings on the property; (v) there being legally and physically unobstructed pedestrian, vehicular and other transportation ingress to and egress from the property; and (vi) the property being zoned and permission being granted by local government and by the State of New York to allow our proposed use of the property as an ethanol production facility. In the event these conditions are not satisfied or we determine that any condition is not reasonably expected to be satisfied prior to Closing, we are obligated to so advise Praxair in writing and thereafter, either party to the Agreement has the right to cancel and terminate the Agreement. If we terminate the Agreement due to failure to have these conditions satisfied then we will receive a refund of our deposit together with any interest thereon.

The Agreement also provides for the parties to enter into negotiations to complete a Service Agreement whereby Praxair will provide water from its exiting pump house in an amount sufficient to allow us to operate our proposed ethanol plant and ancillary operations, provide easements, right-of-ways and other rights as we may require to utilize Praxair’s river discharge facilities that are adjacent to the property, as well as to access the property, utilize the necessary utility services that will be required to operate the proposed ethanol facility and ancillary operations, if permitted, assign to us the rights to utilize the existing CSX Transportation (“CSX”) rail lines, or otherwise assist us in obtaining a new agreement with CSX in order to allow us access to the existing rail lines. The acquisition of the Property is not conditional upon our reaching mutually acceptable terms with Praxair for such Service Agreement. The failure to reach such an agreement could have a materially negative impact on our ability to develop an ethanol plant on the Property. In the event terms of a mutually acceptable Service Agreement are not reached and a relevant agreement executed within one hundred and fifty (150) days from the date the Agreement was executed, either party to the Agreement has the right to cancel and terminate the Agreement.

We have also agreed to enter into good faith negotiations with Praxair whereby we will attempt to reach mutually acceptable terms to sell to Praxair CO2 produced by us from the ethanol fermentation process. However, the failure to enter into such an agreement in the future will not give rise to any right to invalidate the Agreement.

This site is adjacent to a major rail line, has good highway access, access to the Great Lakes for shipping purposes and is fully zoned and serviced. As of the date of this Report we are proceeding with the finalization of the business terms incorporating the aforementioned provisions along with other provisions for site services, including steam energy.

Each of these locations will be the site for an ethanol processing facility, using corn as the feedstock. Our proposed plants will be designed to incorporate many of the newest technological innovations, including molecular sieves for dehydrating ethanol and continuous fermentation processing. The Barrie location represents a conversion of an existing site’s servicing infrastructure from a former brewery. As of the date of this Report we plan on renovating existing structures, demolishing those that are not germane to our proposed operations at the Barrie site and to utilize the rail spur and the utility connections. The Sarnia location offers an existing rail spur, steam connection from a neighboring power plant, utility connections and dock facilities. The Niagara Falls location offers an existing rail spur, the possibility of a steam connection from a neighboring power plant and utility connections.

We have selected these sites because of our belief that in order to be competitive with both existing and proposed new ethanol plants the following criteria needs to be considered:

•	Local access to feedstock
•	Access to end users
•	Access to skilled labor market
•	Status of infrastructure
•	Zoning

Our proposed facilities are to be located on industrial zoned sites. There are three primary means of transporting ethanol in North America, including rail, truck or barge and not all of these transportation modes are available to all our competitors. All of our proposed locations have ease of access to all three modes, which are expected to reduce our transportation costs. We believe the sites we have chosen provide access to a number of available local gasoline blending facilities owned by major refiners including Getty Oil, Imperial Oil (Exxon), PetroCanada, Shell and Suncor.

The potential drawbacks of these locations include higher transportation costs for feedstock and higher property costs. We believe that this will be offset by the reduced cost of transporting ethanol because of proximity to the end use market.

Based on the target price range of $180 million to $200 million stated in the EPC term sheet we executed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant, a maximum price of $204 million stated in the EPC term sheet we executed March 12, 2008 with SK Engineering & Construction Co. Ltd. (“SK E&C”) for our Sarnia plant, discussions with Delta-T, and our indicative term sheet executed December 13, 2006 with WestLB AG, (“WestLB”), each discussed below, we estimate that the Barrie, Sarnia and Niagara Falls plants will cost $688 million combined as per the following table:

Items	Barrie	Sarnia	Niagara	Total
Fixed Price EPC Contract Costs:

EPC Price Materials	$128,000,000	$120,000,000	$120,000,000	$244,000,000
EPC Price Labor	67,000,000	65,000,000	65,000,000	136,000,000
Total EPC Costs	195,000,000	185,000,000	185,000,000	380,000,000

Owners Costs:
Land	-	1,200,000	5,000,000	6,200,000
Project Management	745,000	710,000	710,000	2,165,000
Infrastructure Upgrades	1,627,000	805,000	10,805,000	13,237,000
Permitting (Environmental and Building)	460,000	134,000	134,000	728,000
Insurance During Construction	662,000	659,000	659,000	1,980,000
Owners Engineer	219,000	202,000	202,000	623,000
Startup Materials& Labor	658,000	640,000	640,000	1,938,000
Spare Parts	570,000	552,000	552,000	1,674,000
Lenders Engineer	319,000	319,000	319,000	957,000
Other Miscellaneous Costs	368,000	368,000	368,000	1,104,000
Total Owners Costs	5,628,000	5,589,000	19,389,000	30,606,000

SubTotal Costs	200,628,000	190,589,000	204,389,000	595,606,000

Contingency	16,050,000	15,247,000	16,351,000	47,648,000
Interest During Construction	14,536,000	13,822,000	16,546,000	44,904,000
Total Costs	$231,214,000	$219,658,000	$237,286,000	$688,158,000

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

We will need to raise this $688 million amount in equity and/or debt financing to complete construction of the Barrie and Sarnia ethanol production facilities. Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the engagement letter and indicative term sheets are conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs.

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

We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets using funds from the net proceeds of $3,846,500 received from our September 2006 private placement. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We also agreed to pay WestLB’s costs and expenses in connection with the financing. As of the date of this Report, we have paid $106,297 for costs incurred by WestLB’s legal and engineering advisors from funds borrowed under our Line of Credit Agreements with Aurora Beverage Corporation and Union Capital Trust. There is no termination date to the WestLB engagement letter. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

With the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between us and SinoUp & Rise Ltd. of Beijing, China that contained a provision giving SinoUp & Rise Ltd. the right to nominate the EPC Contractor became effective. Under the terms of the Bond Term Sheet, on condition of West LB successfully completing the arrangement of our senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the West LB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. The convertible bond holder shall be able to convert the unamortized amount of the bond into shares of our Common Stock at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in the convertible bond holder holding more than 10% of our equity ownership will result in the convertible bond holder receiving a seat on our Board of Directors.

We have had discussions with SinoUp & Rise Ltd. regarding participating in the financing of our proposed Niagara Falls, New York location but we have not received a term sheet from them as of the date of this Report. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed Niagara Falls, New York location, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of that planned ethanol production facility.

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

In September 2006, we entered into a similar five-year agreement with Delta relating to our proposed Sarnia ethanol plant (the “Delta-Sarnia Agreement”) and paid Delta an initial non-refundable amount of $70,000 for such services, with the balance of $30,000 due upon issuance of an air permit by the Province of Ontario. We have not paid the $30,000 balance as of the date of this Report as we did not wish to incur the cost of applying to the Ministry of Environment of Ontario for an air permit until we had secured the Sarnia property. As of the date of this Report, we have not applied for our air permit for our Sarnia property. References to the Delta-Barrie Agreement and Delta-Sarnia Agreement are hereinafter jointly referred to as the “Delta Agreements,” unless otherwise indicated.

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

Although Delta has been involved in 120 alcohol production projects for fuel, beverage, and industrial customers on five continents, it has no previous experience developing or constructing ethanol plants in Canada. The construction of ethanol plants using Delta technology is carried out by construction contractors. On March 9, 2007, we executed a term sheet for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site with Aker Kvaerner Songer Canada Ltd. (“AKSC”), because of their extensive experience in the construction of power plants in the United States and Canada, However as we did not pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and as AKSC is no longer working with Delta, the AKSC agreement was effectively terminated during the fourth quarter of 2007. Since that time, we have been negotiating with other large, experienced EPC contractors that are acceptable to Delta for construction of ethanol plants at each of our three proposed locations. Effective March 12, 2008, we executed a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) of Seoul, South Korea for the development of an engineering, procurement and construction (“EPC”) contract for our proposed ethanol plant to be located in Sarnia, Ontario, Canada. We expect to receive the EPC contract price from SK E&C within 5½ months of the execution of a Phase 2 Project Development Agreement with Delta whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. If that price is acceptable we expect to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. Construction would take place over an 18 to 22 month period so ethanol production at our Sarnia location is not expected to begin until the third quarter of 2010 at the earliest as of the date of this Report. In the event that we do not execute an EPC contract with SK E&C, we will be required to pay a cancellation fee of $300,000.

We also expect to enter into similar arrangements with SK E&C for our proposed ethanol plants to be located in Barrie, Ontario, and Niagara Falls, New York. We have not yet received term sheets from SK E&C regarding these facilities as of the date of this Report.

Delta’s primary role in the projects is to provide the process technology and engineering. This will include all of the prime processes in the receiving and milling of the corn, the cook process, fermentation process, distillation process, molecular sieve and centrifuge process, chemical storage area, fuel and ethanol storage and load-out as well as DDGS drying, storage and load-out. As the EPC Contractor, SK E&C will erect the Delta process components as well as engineer, procure and construct the balance of plant equipment for such items as the boiler house, cooling towers, all utility tie-ins, plant fire water system, and any water treatment systems. SK E&C will be responsible for all labor supply and project completion risk(i.e. project completed on schedule, at the contract price, meeting design specifications). The Delta plant design that we have selected is based on plant designs and components currently being utilized by other Delta customers. Any differences in our plant designs from the standard Delta design will be to provide for higher reliability and performance. Not all current projects undertaken by Delta appear on their website due to client preferences with regards to confidentiality.

In August 2006, we contracted with Parrish & Heimbecker Ltd. (“P&H”) to provide corn procurement and co-product merchandizing services on a fee per shipment basis for a five-year period for our proposed Barrie and Sarnia ethanol plants upon the opening of such plants. P&H is a privately held grain merchant corporation that owns and operates grain elevators and has extensive domestic and international experience in international grain origination and co-product merchandizing. We engaged them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive market prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates. We will pay P&H C$1.00 per metric ton of corn procured for our Barrie and Sarnia operations. P&H will manage the sale of our dried distiller grain by-product. We will pay P&H C$1.00 per metric ton of DDGS sold for marketing the sale of our product at market prices. Our agreement with P&H does not include any minimum purchase requirements.

We are currently in the process of finalizing marketing contracts covering the Barrie and Sarnia facilities with ECO Energy Inc. (“ECO”), a privately held Tennessee corporation that provides ethanol marketing capability across North America. ECO is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of our ethanol production at market prices in exchange for a commission of $0.01 per gallon of ethanol sold.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $9,622 in cash and cash equivalents.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide us with a $6 million unsecured line of credit at an interest rate of twelve percent (12% per annum), maturing on March 30, 2008. As of our year ended December 31, 2007, we have drawn down an aggregate of $511,579 on this line of credit. The trustee of the Union Capital Trust Line of Credit is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of our outstanding Common Stock or 9.6% interest. See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

On July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2,000,000. On March 7, 2008, the Aurora Line of Credit Agreement was further amended, as a result of a reorganization, to change the lender to LDR Properties Inc. (“LDR”), to increase the loan principal amount to $8,000,000 and to extend the due date to July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. LDR, an Ontario corporation, is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest. See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

We used the LDR line of credit to repay Union Capital $526,716 at the maturity of that line of credit on March 30, 2008. As of March 31, 2008, we have drawn down an aggregate of $1,785,711 on the LDR line of credit. All draws on the LDR (formerly Aurora) line of credit are subject to review and approval of the lender, who has not denied any of our requests to date.

We believe that the amended LDR line of credit will provide sufficient monies to fund our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at one or more of our proposed sties and draw on the proposed WestLB line of credit described above herein.

We estimate that we will require $688 million in additional debt and or equity capital to complete the construction and commissioning of the Barrie, Sarnia and Niagara Falls facilities, and there are no assurances that we will be able to raise this capital when needed.

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

We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

With the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between the Company and SinoUp & Rise Ltd. of Beijing, China that contained a provision giving SinoUp & Rise Ltd. the right to nominate the EPC Contractor became effective. Under terms of the Bond Term Sheet, on condition of West LB successfully completing the arrangement of the Company’s senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the West LB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. The convertible bond holder shall be able to convert the unamortized amount of the bond into the Company’s common shares at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in more than 10% equity ownership in the Company will result in the convertible bond holder receiving a board seat.

We have had discussions with SinoUp & Rise Ltd. regarding participating in the financing of our proposed Niagara Falls, New York location but we have not received a term sheet from them as of the date of this Report. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed Niagara Falls, New York location, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of that planned ethanol production facility.

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
2008	$2,289,926	$181,580	$2,471,506
2009	2,289,926	181,580	2,471,506
2010	2,289,926	181,580	2,471,506
2011	2,289,926	75,658	2,365,584
2012	2,289,926	—	2,289,926
Thereafter	48,354,099	—	48,354,099
Total minimum lease payments	$59,803,729	$620,398	$60,424,127

However, effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the demolition of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007. We anticipate that we will be able to satisfy our current lease commitments through the Union and Aurora lines of credit. Thereafter we expect to satisfy these commitments with the proceeds from the senior construction and term financing provided by WestLB pursuant to an engagement letter and indicative term sheets effective December 13, 2006, and from additional subordinate debt or equity to be raised. There are no assurances that we will be able to raise additional subordinate debt or equity on terms acceptable to us, or at all. In the event we are unable to raise additional funds on acceptable terms, we will need to reconsider our objectives and undertake efforts to reduce costs. Once construction of our Barrie, Sarnia and Niagara Falls plants is complete, we expect to satisfy the lease commitments with cash flow generated from the operations of these plants.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2007.

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

Deferred financing costs – Deferred financing costs are costs and all related fees incurred to obtain debt financing and will be amortized as interest expense over the term of the related financing using the effective interest rate method.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15,

2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard, SFAS 141R, Business Combinations on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, as of the acquisition date

•	An acquisition date gain is reflected for a “bargain purchase”
•	For step acquisitions, the acquirer re-measures its non-controlling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income
•	A number of other significant changes from the previous standard including related to taxes and contingencies

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, Non-controlling Interests in Consolidated Financial Statements, on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements or results of operations.

RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of December 31, 2007, we had an accumulated deficit of $6,856,914. For the year ended December 31, 2007, we incurred a net loss of $3,577,498. We expect to incur significantly greater losses at least until the completion of our initial ethanol production. We estimate that the earliest completion date of one of our proposed locations and, as a result, our earliest date of ethanol production will not occur until the third quarter of 2010. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

In addition to selling ethanol, we also intend to sell the co-products of ethanol production – dried distillers grains (DDGS) and carbon dioxide (“CO2”) and the markets for these products may decrease in the future. The primary use of DDGS is for livestock feed as a replacement for traditional animal feeds such as soy-meal. In the United States, cattle (both dairy and beef) have so far been the primary users of DDGS as livestock feed, but larger quantities of DDGS are making their way into the feed rations of hogs and poultry. In 2007, ethanol dry mills in the United States produced approximately 14.6 million metric tons of distillers grains. Of this, approximately 84% was fed to dairy and cattle, 11% to swine, and 5% to poultry. Due to the fact that DDGS have a long shelf life, they are suitable for transportation to markets all over the world. In 2007, the United States exported more than 2 million tons of distillers grains. In recent years, large markets for DDGS have developed in Europe, led by Ireland and the United Kingdom, as well as in Canada, Mexico, China, Japan, and Taiwan. Asia has a long history of importing U.S. grain because of its large population and limited space in which to grow crops. Worldwide, there is a large market for animal feed but DDGS generally need to displace other feeds as buyers will base their selection primarily on cost competitiveness. As increasing volumes of ethanol production come on-line, the amount of DDGS in the marketplace should increase proportionately. This may put downward pressure on prices and presents a risk to our business. At today’s prices, it is estimated that DDGS sales will represent approximately 20% of our total sales.

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

In order to complete the construction of our planned ethanol production facilities, we will require the infusion of significant additional debt and equity funding. We anticipate that we will need to raise approximately $688 million in equity and/or debt financing to complete construction of our three proposed ethanol production facilities in Barrie and Sarnia, Ontario and Niagara Falls, New York. See “Part II, Item 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PLAN OF OPERATION.” There are no assurances that we will be able to obtain this financing and/or investment.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with West LB AG (“West LB”) whereby West LB has conditionally agreed to solicit and arrange debt financing for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, West LB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $451 million for the Barrie and

Sarnia facilities would equate to $338 million. Interest during construction of the two plants of $28 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 2.7%, so that the interest rate on the senior financing would be 5.95% to 6.2% and the interest rate on the subordinate financing would be 12.7%. On a construction cost of $451 million, the senior financing would total $270,600,000 and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $67,650,000 and would be repaid over 8 years from advance, with repayment terms to be negotiated. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

With the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between us and SinoUp & Rise Ltd. of Beijing, China that contained a provision giving SinoUp & Rise Ltd. the right to nominate the EPC Contractor became effective. Under terms of the Bond Term Sheet, on condition of West LB successfully completing the arrangement of our senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the West LB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. At current LIBOR rates, the interest on the convertible bond financing would be 17.7%. The convertible bond holder shall be able to convert the unamortized amount of the bond into shares of our Common Stock at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in the convertible bond holder holding more than 10% of our equity ownership will result in the convertible bond holder receiving a seat on our Board of Directors.

We have had discussions with SinoUp & Rise Ltd. regarding participating in the financing of our proposed Niagara Falls, New York location but we have not received a term sheet from them as of the date of this Report. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed Niagara Falls, New York location, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of that planned ethanol production facility. (See a complete description of the terms under “Part II, Item 6, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PLAN OF OPERATION” in this Report.)

Holders of our Common Stock may suffer significant dilution in the future. As of the date of this Report we do not have sufficient capital available to allow us to build the three ethanol plants discussed herein. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, investors will suffer significant dilution.

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

If we are unable to raise the required senior debt and subordinate debt financing with WestLB, we will lose our non-refundable retainer deposit and we may be liable to pay significant termination fees. In December 2006, we paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. We also agreed to pay all of WestLB’s expenses in connection with arrangement, placement and underwriting of the financing. As of the date of this Report, we have paid $106,297 for costs incurred by WestLB’s legal and engineering advisors. If WestLB is unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we will lose the $200,000 non-refundable retainer deposit and we will not be able to recover expenses paid. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will be required to pay WestLB a termination fee of $10,000,000.

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

We will be competing with other established ethanol production and marketing companies who have greater experience and resources than we currently have. We will have several significant competitors in the ethanol production industry including GreenField Ethanol Inc. (formerly Commercial Alcohols Inc.), currently the largest producer of ethanol in Canada, Archer-Daniels-Midland Company, (“ADM”), the largest producer of ethanol in the United States, VeraSun Energy, Corp. and Aventine Renewable Energy Holdings, Inc, both large U.S. ethanol producers, and Suncor Energy Inc., whichhas an ethanol plant in Sarnia, and others. These companies are presently producing ethanol in substantial volume, have greater financial resources and have more experienced personnel than we presently do. We are not currently producing any ethanol. Those competitors who are presently producing ethanol have greater capital resources than we currently do. As a result, this will be a significant obstacle that we will need to overcome in order to become successful. In addition, our lack of experience in our chosen industry relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

Feedstock costs may rise in the future as a result of the increased competition from additional ethanol plants beginning production and continued growth and demand from other users such as animal farmers and corn oil manufacturers. The supply of corn may be insufficient to meet this competing demand and as a result corn prices may rise, resulting in lower profit margins or making the production of ethanol uneconomical. Corn prices as measured by the United States Department of Agriculture, or USDA, increased from under $2 per bushel in 2005 to $3.40 per bushel in 2007. According to the USDA during the 2006/07 crop year, over 2 billion bushels of corn (19 percent of the harvested crop) were used to produce ethanol, a 30-percent increase from the previous year. Increasing ethanol capacity could further boost demand for corn and result in sustained prices at current levels or a further increase in corn prices.

The development of our three proposed ethanol plants will result in a period of rapid growth that will impose a significant burden on our current administrative and operational resources. If we are able to obtain the financing necessary to implement our business plan, of which there can be no assurance, our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing and retaining additional qualified personnel, including additional members of management, technicians and others. To successfully develop our two proposed ethanol plants, we will need to manage the construction of these facilities, as well as operating, producing, marketing and selling the end products generated by these facilities. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

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

We believe that the production of ethanol is expanding rapidly. According to the Renewable Fuels Association, current ethanol production capacity in the United States stands at 7,888mm gallons per year. According to the Canadian Renewable Fuels Association, in Canada, current production capacity is roughly 194mm gallons per year. There is capacity under construction of 5,536mm gallons in the United States and 192mm gallons in Canada. In our immediate market, consisting of Ontario, Quebec, Indiana, Ohio, Pennsylvania, New York and New Jersey, there is current production capacity of 828mm gallons per year, with capacity under construction of 845mm gallons per year.

US Ethanol Production 2001-2008

	January 2001	January 2002	January 2003	January 2004	January 2005	January 2006	January 2007	January 2008

Total Ethanol Plants	56	61	68	72	81	95	110	139

Ethanol Production Capacity	1921.9 mgy	2347.3 mgy	2706.8 mgy	3100.8 mgy	3643.7 mgy	4336.4 mgy	5493.4 mgy	7888.4mgy

Plants Under Construction	5	13	11	15	16	31	73	61

Capacity Under Construction	64.7 mgy	390.7 mgy	483 mgy	598 mgy	754 mgy	1778 mgy	6129 mgy	5536 mgy

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

We will be dependent on a small number of customers because there are a finite number of petroleum refiners and mixers in North America. We intend to sell our ethanol to petroleum refiners and gasoline blenders in the Northeastern United States and Central Canada. According to Eco Energy Inc., there are upwards of fifty potential customers in our target market with whom they currently work. Our proposed Barrie location is close to Imperial Oil’s facility in Toronto, Ontario and Petro-Canada’s facility in Oakville, Ontario, Canada. The Sarnia site is in close proximity to large refineries owned by Shell Canada and Suncor Energy. The Niagara Falls, New York site is close Getty Oil’s refinery in Pennsylvania. This comparatively small group of potential customers represents a risk compared to if our sales were less concentrated within a larger number of customers because a smaller group of customers can exert greater influence on our selling prices and if we lose a customer or a customer becomes insolvent, we could experience a significant decrease in revenue. As many of our costs and expenses will be relatively fixed, a reduction in revenue could decrease our profit margins and adversely affect our business, financial condition and results of operations. We expect that the costs of transportation will allow us to ship our ethanol production competitively within a 300 mile radius of our Barrie, Sarnia and Niagara Falls facilities, although if there are shortages in markets outside of this area, market conditions at times may allow us to ship beyond this radius.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. As of March 31,2008, wholesale gasoline prices were approximately $2.68 per gallon while spot ethanol prices have fallen to approximately $2.60 per gallon. If the price of gasoline and petroleum declines, we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

We will be subject to extensive air, water and other environmental regulations in connection with the construction and operation of our planned ethanol production facilities. We cannot predict in what manner or to what extent governmental regulations will harm our business or the ethanol production and marketing industry in general. Our proposed business is subject to extensive regulation by federal and provincial governmental agencies in Canada and the US. The production and sale of ethanol is subject to regulation by agencies of the US Federal Government, including, but not limited to, the Environmental Protection Agency (the “EPA”) in the US as well as other agencies in each jurisdiction in which ethanol is produced, sold, stored or transported. In Canada, the production and sale of ethanol is subject to regulation by Environment Canada, through the Canadian Environmental Protection Act 1999, and in Ontario as well by the Ontario Ministry of the Environment.

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

In addition, the production of ethanol involves the emission of various airborne pollutants, including particulates, carbon monoxide, oxides of nitrogen and volatile organic compounds. We also may be required to obtain various other water-related permits, such as a water discharge permit and a storm-water discharge permit, a water withdrawal permit and a public water supply permit. If for any reason we are unable to obtain any of the required permits, construction costs for our planned ethanol production facilities are likely to increase. In addition, the facilities may not be fully constructed at all. Compliance with regulations may be time-consuming and expensive and may delay or even prevent sales of ethanol.

We will need to obtain various construction permits relating to our proposed ethanol plants and there can be no assurances that we will be able to obtain these permits, or that we will not incur significant delay in obtaining the same. As of the date of this Report we have begun obtaining those permits required relating to the construction of our proposed ethanol plants. Each of our proposed locations is located on an existing industrial site. Existing industrial sites typically require fewer permits because they already have road and rail access permits, water intake and discharge permits. For our proposed Ontario locations, we will be required to obtain a Site Plan Approval. The Site Plan Approval process entails submitting a detailed layout of the proposed plant including a landscape plan and items such as building finishes and an artist’s rendering showing what the plant will look like from various street level views. While we do not believe that we will encounter any problem obtaining this permit from the local municipalities because the sites have existing fire suppression and storm water management systems in place, there can be no assurances that we will not experience a problem or delay in obtaining these permits. The general time period required for this permit is 90 days. We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the second quarter of 2008.

For our two proposed Ontario locations, Environmental Permits are issued by the Ministry of the Environment of Ontario. In March 2007, we applied for this permit for the Barrie plant and we expect to receive the final permit once we resolve our Site Plan issue with the City of Barrie. We expect that our environmental permit for Sarnia, once submitted, will be processed within a shorter time frame than the Barrie permit, given that the Sarnia plant will be similar to the Barrie plant and we have our experience with the Barrie application to draw upon.

As of the date of this Report, we had not begun the permitting process for our proposed Niagara Falls, New York location.

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

As of the date of this Report, we expect the timeframe to the commencement of ethanol production at our planned Sarnia facility to be as follows:

1.	Based on discussions with City of Sarnia officials, receive site plan approval in June 2008.
2.	Based on EPC term sheet signed March 12, 2008 with SK E&C, develop and negotiate EPC contract and receive EPC pricing by August 2008.
3.	Based on discussions with Ontario Ministry of Environment officials, receive Ontario Ministry of Environment permit in September 2008.
4.	Finalize EPC contract by September 2008.
5.	Based on requirements of WestLB indicative term sheets dated December 13, 2006, close debt and or equity financing in October 2008.
6.	With financing closed, give SK E&C full notice to proceed with detailed engineering work in October 2008.
7.	Based on discussions with SK E&C, completion of site preparation work in November 2008.
8.	Based on discussions with SK E&C, SK E&C mobilizes to site in November 2008.
9.	Based on discussions with SK E&C, first pour of concrete in December 2008.
10.	Based on discussions with SK E&C and Delta-T, start of plant commissioning in June 2010.
11.	Based on EPC term sheet signed March 9, 2007 with SK E&C and Delta-T full operations of plant in September 2010.

We expect the permitting process for the Barrie plant will be completed following an Ontario Municipal Board hearing by the third quarter of 2008 and that plant completion will be within three months of the Sarnia plant. We have not begun the permitting process for our proposed Niagara Falls, New York location as of the date of this Report but based on our preliminary discussions with local representatives, we believe that we could commence construction at that location later in 2008 as well.

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. We have estimated that the construction cost of our proposed three facilities to be approximately $688 million. The estimated cost of these facilities is based on the target EPC price range included in the aborted AKSC term sheet executed on March 9, 2007 for our Barrie plant, the maximum price range estimated by SK E&C in the term sheet executed on March 12, 2008 for our Sarnia plant, on discussions with Delta-T, engineering estimates, and on WestLB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from SK E&C for our Sarnia Plant in August 2008 and approximately three months thereafter for our Barrie and Niagara Falls Plants. Once executed, the EPC contracts will guarantee a fixed price for the plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee, and change orders that we may request over the course of construction. While we intend to seek additional funding to deal with any adverse contingencies that may arise before construction is completed, or at the very least have such potential sources of funding in place if this situation occurs, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances if they occur.

There is a risk that, because of the proposed location of our ethanol plants, we may incur additional costs for corn, water, electricity and natural gas, the raw materials required for the production of ethanol. The September 2006 Muse Stancil report, commissioned by us to assess the feasibility of its Barrie and Sarnia locations for ethanol production, estimated that these facilities will process approximately 78 million bushels of corn each year at expected annual production of 216 million gallons of ethanol and will require significant and uninterrupted supplies of water, electricity and natural gas. The prices for corn, electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. In addition, droughts, severe winter weather and other problems may cause delays or interruptions of various durations in the delivery of corn to our facilities, reduce corn supplies and increase corn prices.

In 2006, approximately 218 million bushels of corn were grown in Ontario and an additional 96 million bushels were grown in Quebec. We anticipate sourcing approximately one-third (26,865,670 bushels) of our corn needs locally, with the balance (53,731,340 bushels) being purchased from the United States. The study performed by Muse Stancil & Co. suggests that we should expect to incur freight costs of $0.18 per bushel or $4,835,820 annually from Ohio to Sarnia, Ontario, and $0.70 per bushel or $18,805,969 annually from Ohio to Barrie, Ontario. To date we have not had a study performed on the corn sourcing or freight costs to our Niagara Falls location, but we expect that it would be similar to that of the Sarnia location. The transportation of a large proportion of our corn presents a risk to Northern Ethanol as we would be negatively affected by increases in transportation costs.1

These freight costs may be higher than expected in the event of severe winter weather conditions. The locations chosen for our plants present a weather risk to Northern Ethanol because significant snowfalls may result in transportation delays. Sarnia, Ontario receives annual snowfall of 51 inches on average, Barrie, Ontario receives average annual snowfall of 128 inches and Niagara Falls, New York receives average annual snowfall of 93 inches. We believe that having three ways to transport corn (via truck, rail, and freighter on the Great Lakes) will help reduce the risk of weather-related delays.2

Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our facilities will need or may not be able to supply such resources on acceptable terms. Although a stable supply exists for gas, water and electricity in the Barrie, Sarnia and Niagara Falls areas, localized conditions such as drought or severe weather conditions may affect the supply of raw materials to these areas from time to time over the life of the plant. Each proposed plant will require approximately 10,500 cubic ft. of gas per day, 1,000,000 US gallons of water per day and an average of 16 MW/hr of electricity. The loss of any of these utilities would cause us to shut down the plant until normal utilities are restored. We may not be able to successfully anticipate or mitigate fluctuations in the prices of raw materials and energy through the implementation of hedging and contracting techniques. Our hedging and contracting activities may not lower our prices of raw materials and energy, and in a period of declining raw materials or energy prices, these hedging and contracting strategies may result in our paying higher prices than our competitors. In addition, we may be unable to pass increases in the prices of raw materials and energy to our customers. Higher raw materials and energy prices will generally cause lower profit margins and may even result in losses. Accordingly, our potential sales and profitability may be significantly and adversely affected by the prices and supplies of raw materials and energy.

_________________________

1  SOURCES: http://www.statcan.ca/Daily/English/061207/d061207a.htm

Muse Stancil & Co., Corn and Distillers Grains Report – pg 3

2  SOURCES: http://www.theweathernetwork.com/weather/stats/pages/C02022.htm?CAON0040

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. We have evaluated the effectiveness of the Company’s disclosure controls and procedures, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls for the fiscal year ended December 31, 2009.

While we have expended resources in identifying financial reporting risks, and controls that address them as required by SOX 404, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

RISKS RELATED TO OUR COMMON STOCK

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future.On February 19, 2008 our Common Stock was approved for trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (“FINRA”), f/k/a the National Association of Securities Dealers, Inc. As of the date of this report, trading in our Common Stock is limited. There is no assurance that a market will develop in the future or, if developed, that it will continue.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities. The OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission (the “SEC”). Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the SEC. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the SEC in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB. We have been late in filing some of the reports we have been required to file with the SEC but are reviewing our internal procedures to insure that future reports are filed in a timely manner.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. Holders of our shares of Common Stock registered pursuant to our Form SB-2 registration statement which became effective on September 26, 2007, are permitted, subject to few limitations, to freely sell these shares of Common Stock. Sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock registered on our Form SB-2 registration statement, there is an aggregate of 4,393,434 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended) for a period sufficient to allow them to sell their shares. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

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

Furthermore, adverse economic conditions in our market area could have a negative impact on our results of operations. Demand for ethanol could also be adversely affected by a slow-down in overall demand for oxygenate and gasoline additive products. The levels of our ethanol production and purchases for resale will be based upon forecasted demand. Accordingly, any inaccuracy in forecasting anticipated revenues and expenses could adversely affect our business. Furthermore, we recognize revenues from ethanol sales at the time of delivery. The failure to receive anticipated orders or to complete delivery in any quarterly period could adversely affect our results of operations for that period. Quarterly results are not necessarily indicative of future performance for any particular period, and we may not experience revenue growth or profitability on a quarterly or an annual basis.

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

RISKS RELATED TO OUR COMPANY

Provisions of our Certificate of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders. Provisions of our Certificate of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the General Corporation Law of Delaware also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors. No shares of our Preferred Stock are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. Currently, our principal shareholders, in the aggregate, own approximately 95% of our outstanding Common Stock. As a result, these shareholders, acting together, have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

We cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 7.         FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and from November 29, 2004, date of inception, to December 31, 2007	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income for the years ended December 31, 2007and 2006 and from November 29, 2004, date of inception, to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and from November 29, 2004, date of inception, to December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7 to F-28

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Northern Ethanol, Inc.

We have audited the accompanying consolidated balance sheets of Northern Ethanol, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for the years ended December 31, 2007 and the restated consolidated balance sheet as of December 31, 2006 and related restated consolidated statements of operations, restated stockholders’ equity (deficiency) and restated comprehensive income (loss) and restated cash flows for the year ended December 31, 2006 and from November 29, 2004, date of inception, to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Ethanol, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and from November 29, 2004, date of inception, to December 31, 2007, in conformity with United States generally accepted accounting principles.

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

Our previous report dated April 26, 2007 has been withdrawn and the consolidated financial statements have been restated as explained in note 3.

s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

April 14, 2008

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

as of December 31, 2007 and 2006

	2007	2006
ASSETS		(as restated –note3)
CURRENT ASSETS:
Cash and cash equivalents	$9,622	$567,249
Accounts receivable (note 4)	30,136	112,636
Deposits (note 5)	12,307	202,308
Prepaid expenses (note 6)	327,444	480,886
	379,509	1,363,079

Property under development and equipment (note 7)	1,426,882	425,886
Assets under capital lease (note 8)	22,749,105	16,526,080
Deferred financing costs (note 9)	341,883	200,000
Other assets	6,473	5,506
	$24,903,852	$18,520,551
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Bank indebtedness (note 10)	$519,834	$5,534
Accounts payable	4,477,441	117,371
Accrued liabilities	161,350	125,000
Due to related party (note 11)	1,055,871	—
Current portion of obligation under capital lease (note 12)	31,951	18,993
	6,246,447	266,898

Obligation under capital lease (note 12)	18,808,747	16,031,367
	25,055,194	16,298,265
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 13)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of December 31, 2007 and 2006, respectively (note 13))	10,410	10,410
Additional paid-in capital	6,526,827	5,554,459
Deficit accumulated during the development stage	(6,856,914)	(3,279,416)
Accumulated other comprehensive income	168,335	(63,167)
	(151,342)	2,222,286
Going concern (note 2 a))
Commitments (note 14)
	$24,903,852	$18,520,551

See accompanying notes to consolidated financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006 and from November 29, 2004, date of inception, to December 31, 2007

	For the years ended December 31		November 29, 2004 (Inception) to December 31
	2007	2006	2007
		(as restated –note3)

OPERATING EXPENSES
Salaries and benefits (note 10)	2,198,615	2,153,342	4,351,956
General and administrative	1,104,823	970,351	2,106,644
Occupancy costs	181,337	99,644	280,981
Foreign exchange loss (gain)	(14,339)	2,536	(11,803)
Depreciation	41,245	22,070	63,315
Interest	65,817	—	65,821
	3,577,498	3,247,943	6,973,390

NET LOSS	$(3,577,498)	$(3,247,943)	$(6,856,914)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	102,534,308

See accompanying notes to consolidated financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income

For the years ended December 31, 2007 and 2006 and from November 29, 2004, date of inception, to December 31, 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Cumulative translation adjustment Other Comprehensive Income	Total

Inception, November 29, 2004 Stock issued for cash	101,500,000	$10,150	$39,865	$—	$—	$50,015

Net loss for the period November 29, 2004 (inception) to December 31, 2004	—	—	—	(3,708)	—	(3,708)

Balances, December 31, 2004	101,500,000	$10,150	$39,865	$(3,708)	$—	$46,307

Net loss for the year ended December 31, 2005	—	—	—	(27,765)	—	(27,765)

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542

Shares cancelled (note 11)	(1,500,000)	(150)	150	—	—	—
Stock-based compensation	—	—	1,668,354	—	—	1,668,354
Stock issued for cash, net of issuance costs	4,096,500	410	3,846,090	—	—	3,846,500
Other comprehensive income (as restated- note 3)	—	—	—	—	(63,167)	(63,167)
Net loss for the year ended December 31, 2006 (as restated - note 3)	—	—	—	(3,247,943)	—	(3,247,943)

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286

Stock-based compensation	—	—	972,368	—	—	972,368
Other comprehensive income	—	—	—	—	231,502	231,502
Net loss for the year ended December 31, 2007	—	—	—	(3,577,498)	—	(3,577,498)

Balances, December 31, 2007	104,096,500	$10,410	$6,526,827	$(6,856,914)	$168,335	$(151,342)

See accompanying notes to consolidated financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and from November 29, 2004, date of inception, to December 31, 2007

	For the years ended December 31,		November 29, 2004 (Inception) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated –note3)
Net loss	$(3,577,498)	$(3,247,943)	$(6,856,914)
Items not involving cash:
Depreciation	41,245	22,070	63,315
Stock-based compensation	972,368	1,668,354	2,640,722
Changes in non-cash working capital balances:
Accounts receivable	82,500	(112,636)	(30,136)
Deposits	190,001	(202,308)	(12,307)
Prepaid expenses	153,442	(470,636)	(327,444)
Accounts payable	771,931	115,371	889,302
Accrued liabilities	36,350	121,902	161,350
Net cash used in operating activities	(1,329,661)	(2,105,826)	(3,472,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(63,764)	(200,000)	(263,764)
Bank indebtedness	514,300	5,534	519,834
Due to related party	1,055,871	—	1,055,871
Principal payment of capital lease obligation	(2,090)	(3,735)	(5,825)
Proceeds from issuance of common stock	—	3,846,500	3,896,515
Net cash provided by financing activities	1,504,317	3,648,299	5,202,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(530,556)	(460,635)	(991,191)
Assets under capital lease	(237,530)	(472,142)	(709,672)
Other assets	-	(5,506)	(5,506)
Net cash used in investing activities	(768,086)	(938,283)	(1,706,369)

Effect of exchange rate changes on cash	35,803	(50,331)	(14,528)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(557,627)	553,859	9,622

CASH AND CASH EQUIVALENTS:
Beginning of period	567,249	13,390	—
End of period	$9,622	$567,249	$9,622

SUPPLEMENTAL CASH FLOW INFORMATION:

Assets under capital lease	3,035,512	16,761,565	19,797,077
Income taxes paid	—	—	353
Interest paid	1,158	—	1,158

See accompanying notes to consolidated financial statements

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

1.	OVERVIEW:

The Company was incorporated as “Beaconsfield I, Inc.” in the State of Delaware on November 29, 2004, as a “blank check” company for the purpose of engaging in the potential future merger or acquisition of an unidentified target business.

On December 15, 2004, the Company issued 150,000 (pre-forward split) shares of its Common Stock for a total of $15 in cash. Additionally on that date, the Company issued 10,000,000 shares of its Common Stock, for a total of $50,000 in cash.

In July 2006, the Company engaged in a forward split of its Common Stock, whereby it issued ten shares of its Common Stock for every one (1) share then issued and outstanding. All references in these consolidated financial statements and notes to our issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated.

On July 5, 2006, the Company affected a ten-for-one forward stock split of its Common Stock to holders of record on that date. The number of common shares and options presented in these consolidated financial statements and notes has been revised for the ten-for-one stock split, unless otherwise indicated.

The Company has two wholly owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

2.	SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation:

Going concern:

There is substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will commence ethanol producing operations in the foreseeable future, and accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no revenue, no earnings, and negative operating cash flows, and has financed its activities through bank borrowings, loans from related parties, the issuance of shares and capital lease arrangements. The Company’s ability to continue as a going concern is dependent on obtaining investment capital and achieving profitable operations. There can be no assurance that the Company will be successful in raising sufficient investment capital to commence ethanol producing operations and to generate sufficient cash flows to continue as a going concern. These consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to commence ethanol producing operations in accordance with this assumption.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

a)	Basis of presentation (continued):

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated on consolidation.

Comparatives:

Certain items in the comparative statements have been reclassified to be consistent with the presentation in the current year.

b)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Actual results may differ from those estimates.

c)	Cash and cash equivalents:

Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less. Such investments are stated at cost plus accrued interest, which approximates market value.

d)	Property under development and equipment:

Computer equipment and software are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of three years.

Furniture and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of ten years.

Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the shorter of the term of the lease and their estimated useful life.

Property under development consists of engineering, site design, permitting, and other development costs related to preparation for the construction of ethanol production facilities.

Depreciation and amortization commences at the time when the assets are available for use in operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

e)	Leases:

The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease. The application of this policy is described in notes 8 and 14.

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

h)	Deferred Financing Costs:

Deferred financing costs are costs and all related fees incurred to obtain debt financing and will be amortized as interest expense over the term of the related financing using the effective interest rate method.

i)	Stock-based compensation:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

j)	Foreign currency translation:

The functional currency of the Company is the United States dollar and the functional currency of its Canadian subsidiaries is the Canadian dollar. The operations of the Canadian subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” as follows:

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

k)	Income taxes:

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was adopted by the Company effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations.

l)	Earnings (loss) per common share:

The Company computes net loss per common share using SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

m)	Fair values of financial instruments:

The carrying values of cash and cash equivalents, bank indebtedness, due to related parties, other current assets, accrued expenses and accounts payable approximate fair values due to the short period of time to maturity. The carrying value of the obligation under capital lease approximates fair value as the discount rate of 12% in the capital lease approximates current market rates of interest available to the Company for the same or similar debt instruments.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No.  133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS Nos. 133 and 140. This statement is effective for all financial instruments acquired or issued by the Company on or after January 1 2007. The adoption SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

n)	Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for the Company’s consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

n)	Recent Accounting Pronouncements (continued):

In December 2007, the FASB issued a revised standard, SFAS 141R, Business Combinations on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, as of the acquisition date

•	An acquisition date gain is reflected for a “bargain purchase”
•	For step acquisitions, the acquirer re-measures its noncontrolling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income
•	A number of other significant changes from the previous standard including related to taxes and contingencies

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, on accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. This statement specifies that noncontrolling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because noncontrolling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the noncontrolling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the noncontrolling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company determined that the accounting for the foreign currency translation of its Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. The effects of the restatement on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006	As previously reported	Restatement	As restated
ASSETS
Property under development and equipment	$438,467	$(12,581)	$425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated
OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	(52,972)	2,641	(50,331)

There are no current and deferred income tax implications to this restatement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

4.	ACCOUNTS RECEIVABLE:

	December 31, 2007	December 31, 2006

Canadian federal government goods and services tax receivable	$30,136	$110,062
Overpayment of legal fee	—	2,574
	$30,136	$112,636

5.	DEPOSITS:

	December 31, 2007	December 31, 2006

Refundable deposit on non-binding letter of intent for Sarnia land purchase	$10,088	$—
Refundable deposit on storage tanks paid to related party (note 11)	—	200,000
Refundable deposit on head office lease utilities	1,200	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	1,009	858
Refundable deposit on non-binding letter of intent for Niagara Falls land purchase	10	—
Other non-refundable deposit	—	429
	$12,307	$202,308

6.	PREPAID EXPENSES:

	December 31, 2007	December 31, 2006

Prepaid rent for Barrie and head office leases (note 14)	$297,966	$253,454
Prepaid development costs for planned Sarnia location	—	202,479
Prepaid insurance	21,452	22,025
Prepaid other	8,026	2,928
	$327,444	$480,886

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

December 31, 2007	Cost	Accumulated Depreciation	Net Book Value

Properties under development	$1,203,619	-	$1,203,619
Computer equipment and software	50,784	25,697	25,087
Furniture and equipment	199,331	31,702	167,629
Leasehold improvements	43,090	12,543	30,547
	$1,496,824	$69,942	$1,426,882

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net Book Value

Property under development	$213,818	$-	$213,818
Computer equipment and software	36,544	8,097	28,447
Furniture and equipment	163,468	10,028	153,440
Leasehold improvements	33,539	3,358	30,181
	$447,369	$21,483	$425,886

During the year ended December 31, 2007, the Company capitalized $771,206 (2006 - $206,393) of engineering and site design costs, $136,085 (2006 - $12,319) of legal advisory costs and $10,371 (2006 - $nil) of permit application costs to the cost of property under development at the Barrie, Niagara Falls, NY and Sarnia locations that are being developed into ethanol production facilities. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful lives.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

8.	ASSETS UNDER CAPITAL LEASE:

December 31, 2007	Cost	Accumulated Depreciation	Net Book Value
Assets under capital lease	$22,749,105	$—	$22,749,105

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net Book Value
Assets under capital lease	$16,526,080	$—	$16,526,080

Assets under capital lease consist of land and buildings located in Barrie, Ontario to be developed for ethanol-producing operations. Management determined that the fair value of the land at the Barrie site was less than 25% of the fair value of the leased property at the inception of the lease and, therefore, considered the land and building as a single unit for purposes of determining whether the lease should be classified as a capital lease in accordance with SFAS No. 13. Management concluded that the present value of the minimum lease payments, excluding any executory costs to be paid by the lessor, equals or exceeded 90% of the fair value of the leased property. The Company used its incremental borrowing rate of 12% to measure the present value of the minimum lease payments.

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

During the year ended December 31, 2007, the Company capitalized interest costs of $2,111,208 (2006- $321,979), lessor’s operating cost charges of $576,855 (2006 - $87,595) and property tax of $412,039 (2006 - $62,568) to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital leases beyond what is recoverable from operations. Depreciation of capital assets will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful lives or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

9.	DEFERRED FINANCING COSTS:

	December 31, 2007	December 31, 2006

Non-refundable retainer deposit paid to WestLB AG (note 16 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 16 c)	141,883	—
	$341,883	$200,000

10.	BANK INDEBTEDNESS:

	December 31, 2007	December 31, 2006

Indebtedness under Line of Credit Agreement	$511,579	$—
Indebtedness under corporate credit card	8,255	5,534
	$519,834	$5,534

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of 12% per annum and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As at December 31, 2007, principal of $469,192 and interest of $42,387 thereon was outstanding under this line of credit.

11.	RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to

December 31, 2005.

During the year ended December 31, 2006, the Company utilized the office space and equipment of a stockholder at no cost, until April 2006 when the Company entered into a lease for office space, as further discussed in note 14. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 14. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

11.	RELATED PARTY TRANSACTIONS (continued):

The trustee of the Union Capital Trust Line of Credit (note 10) is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

In May 2007, the Company received loan advances of $24,000 from Aurora and $20,000 from Richard Brezzi that were repaid. Richard Brezzi owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest. On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora, wherein Aurora agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent per annum and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2 million. As at December 31, 2007, a principal amount of $1,055,871 was outstanding under this line of credit and interest of $24,482 was accrued as an accrued liability. All draws on the Aurora line of credit are subject to review and approval of the lender, who has not denied any of our requests to date.

During the year ended December 31, 2007, the Company incurred legal fees and expenses of $102,659 (2006 - $86,324) with Andrew I. Telsey, P.C. for corporate and securities counsel. Of this amount, $50,468 was included in accounts payable at December 31, 2007. Andrew I. Telsey, the Company’s Corporate Secretary and one of its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the year ended December 31, 2007, the Company purchased $2,024 (2006 -$59,202) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

12.	STOCK OPTIONS:

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of common stock for issuance under the Plan.

On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price equal to USD $1.00, to its Chief Executive Officer. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 500,000 shares of the Company’s Common Stock at an exercise price equal to USD $1.00, to its Chief Financial Officer. The options were to vest in equal amounts each quarter over the next two years from the date of grant. The options were to expire five years following the date of grant. These options were forfeited with the resignation of the Chief Financial Officer on October 31, 2006.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

12.	STOCK OPTIONS (Continued):

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

12.	STOCK OPTIONS (Continued):

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

A summary of the status of Company’s stock option plan as of December 31, 2007 and of changes in options outstanding under the Company’s Plan during the year is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	—
Granted	4,639,000	$1.00
Exercised	—
Forfeited	500,000	1.00
Outstanding at December 31, 2006	4,139,000	$1.00
Granted	951,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	5,090,000	$1.00

Options exercisable at December 31, 2007	3,512,407	$1.00
Non-vested options at December 31, 2007	1,577,593	$1.00

Stock options outstanding as of December 31, 2007, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$$1.00	5,090,000	3.71	$1.00	3,512,407	$1.00

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

12.	STOCK OPTIONS (Continued):

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2007	December 31, 2006
Risk-free interest rate	4.2 to 5.1%	5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%	86.6%
Weighted average expected life in years	5.0	5.0
Weighted average forfeiture rate	2.8%	2.8%
Expected dividends	None	None

The fair value of the options granted as determined above was $3,387,382 (2006 - $2,746,874), of which $972,368 was expensed in the year ended December 31, 2007 (2006 - $1,668,354). The weighted average fair value per share for the options granted above was $0.66 (2006 - $0.66).

13.	CAPITAL STOCK:

Holders of shares of Common Stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

On May 19, 2006, three founding shareholders of the Company, each owning 500,000 shares of the Common Stock of the Company, agreed to surrender a portion of their stock ownership to the Company for cancellation. In total, 1,150,000 shares were surrendered. The Company transferred $115 from Common Stock to additional paid-in capital.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

13.	CAPITAL STOCK (continued):

Effective July 3, 2006, the Company’s shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share, and 100,000,000 shares of preferred stock, having a par value of $0.0001 per share.

On July 5, 2006, the Company affected a ten-for-one forward stock split of its Common Stock to holders of record on that date. The number of common shares and options presented in these consolidated financial statements and notes has been revised for the ten-for-one stock split, unless otherwise indicated.

On September 8, 2006, the three founding shareholders of the Company, each owning 500,000 shares of the Common Stock of the Company, agreed to surrender the balance of their stock ownership to the Company for cancellation. In total, 350,000 shares were surrendered. The Company transferred $35 from Common Stock to additional paid-in capital.

14.	LEASE AGREEMENTS:

On April 20, 2006, the Company entered into a lease agreement through its wholly owned subsidiary, Northern Ethanol (Barrie) Inc., for a 25-year lease, with two ten-year optional renewal periods, on an industrial property located in Barrie, Ontario, Canada (the “Barrie Lease”), on which it intends to construct an ethanol processing facility.

The Company also entered into a five-year lease on April 20, 2006 through its wholly owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the “Head Office Lease”). The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
2008	$2,289,926	$181,580	$2,471,506
2009	2,289,926	181,580	2,471,506
2010	2,289,926	181,580	2,471,506
2011	2,289,926	75,658	2,365,584
2012	2,289,926	—	2,289,926
Thereafter	48,354,099	—	48,354,099
Total minimum lease payments	$59,803,729	$620,398	$60,424,127
Less amount representing interest of 12%	40,963,031
	18,840,698
Less current portion	31,951
	$18,808,747

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

14.	LEASE AGREEMENTS (continued):

The Barrie Lease payments are due on a monthly basis starting in November 2006. Upon commissioning of the ethanol facility at the Barrie location, the carrying value of the assets under capital lease will be amortized on a straight-line basis over the period remaining in the 25-year term. The interest cost implicit in the capital lease obligation is recognized at the 12% rate implicit in the lease, and is calculated on a monthly basis on the balance outstanding at each month end. Since the lease payments are in Canadian dollars, the actual amortization and interest cost reflected in the account will vary as the exchange rate changes.

The Barrie Lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of C$59,283,437 ($59,803,729) over the remaining term of the lease, of which C$40,606,653 ($40,963,031) is interest and C$18,676,784 ($18,840,698) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$31,673 ($31,951) as a result of monthly lease payments that will be made over the next year.

Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie Lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed in 2008.

15.	INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities as at December 31 are as follows:

	2007	2006
Deferred tax assets:		(as restated –note3)
Obligation under capital lease	$6,783,000	$5,778,000
Start-up costs – United States	186,000	116,000
Non-capital loss – Canada	2,885,000	710,000
	9,854,000	6,604,000
Deferred tax liabilities:
Property under development and equipment	(426,000)	(76,000)
Assets under capital lease	(8,190,000)	(5,949,000)
	(8,616,000)	(6,025,000)

	1,238,000	579,000
Less: valuation allowance	(1,238,000)	(579,000)
Net deferred tax asset	$—	$—

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

15.	INCOME TAXES (continued):

The Company has available Canadian non-capital loss carryforwards of approximately C$7,945,000 ($8,015,000). These losses expire in 2026 C$2,299,000 ($2,319,000) and in 2027 C$5,646,000 ($5,696,000).

16.	COMMITMENTS:

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario, Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006 and then reclassified and capitalized to property under development on July 30, 2007 with execution of the Agreement of Purchase and Sale with LANXESS Inc. described in note 16 d). The remaining accrued balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

b)

On August 18, 2006, the Company entered an Agreement for Procurement and Merchandizing Services with Parrish & Heimbecker, Ltd. (“P&H”), wherein P&H shall provide the Company with a commodity and currency hedging system in order to protect the Company from the risk of currency and raw material price fluctuations. In addition, P&H will source all the corn required for the operation of the Company’s planned plants in Barrie and Sarnia, Ontario at the best possible prices and in a pattern that meets the plants’ processing requirements. P&H will also manage the sale of the Company’s dried distiller grain by-product. The Company will pay P&H C$1.00 per metric tonne of corn procured and C$1.00 per metric tonne of dried distiller grain sold for its Barrie and Sarnia operations. There are no minimum purchase quantities to P&H. The term of the Agreement is five years.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

16.	COMMITMENTS (continued):

c)

Effective December 13, 2006, the Company executed an engagement letter and indicative term sheets with WestLB AG (“WestLB”), whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of the Company’s Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing the Company requires but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to the Company. Among other things, the provision of the 75% financing in accordance with the engagement letter and the indicative term sheetsis conditional on the Company obtaining subordinate debt or equity investment for the remaining 25% of construction costs.

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

The Company paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets to be used towards West LB’s costs and expenses in connection with financing. The Company will also pay WestLB’s costs and expenses in connection with the financing. During the year ended December 31, 2007, the Company incurred an additional $141,883 towards West LB’s costs and expenses. This payment has been recorded as a deferred financing cost at December 31, 2007. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

16.	COMMITMENTS (continued):

d)

On July 30, 2007, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”), wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($453,949) by June 30, 2008, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($453,949), it will pay LANXESS an amount of C$100,000 ($100,878) immediately, C$325,000 ($327,852) when the construction of the ethanol plant begins and C$325,000 ($327,852) when the ethanol plant commences operation for a total of C$750,000 ($756,582) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000 ($453,949). The Company paid a refundable interest-bearing deposit amount of C$10,000 ($10,088) on execution of the Agreement.

e)

On December 18, 2007 and as amended on March 14, 2008, the Company entered into a Purchase and Sale Agreement with Praxair Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY. The cost of this property is $5,000,010, payable as follows: (i) a refundable payment of $10 on execution of the Agreement; (ii) $100,000 to be paid no later than 150 days after the date of the Agreement, or within 3 days after receipt of a fully executed Brownfield Site Cleanup Agreement between the Company and the Commission of the New York State Department of Environmental Conservation, if such receipt occurs sooner; (iii) $3,000,000 on closing, which is to take place on or before August 29, 2008, unless the closing date is extended in the event various conditions are not satisfied by Praxair by said date; and (iv) the balance of $1,900,000 pursuant to a secured promissory note, secured by the property, accruing interest at the rate of 7% per annum and due on June 1, 2010. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, the environmental test data necessary to qualify for the New York State Brownfield Cleanup Program Governmental Incentive Program, the zoning and permitting for use as an ethanol production facility and the Company obtaining financing for the land purchase and plant construction. If the Company terminates the Agreement due to failure to have these conditions satisfied then it will receive a refund of its deposits together with any interest thereon.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

17.	CONTINGENCY:

On December 21, 2007, the Company received a Notice of Application (“Application”) between North American (Park Place) Corporation (“Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application was originally scheduled to be heard before a judge of the Ontario Superior Court of Justice on March 4, 2008, but has been postponed and no new court date has been set.

The Company believes that the current zoning for the property does permit the production of ethanol and the possibility of the Applicant’s claim being successful is remote. The Company intends to vigorously pursue its defense.

18.	SUBSEQUENT EVENTS:

a)

On March 7, 2008, the Company entered into an amendment to the Aurora Line of Credit dated July 9, 2007 and as amended on December 14, 2007, wherein as a result of a reorganization, the lender was changed to LDR Properties Inc. (“LDR”), the line of credit was increased from $2,000,000 to $8,000,000 and the due date for this line of credit was amended from

July 8, 2008, to July 8, 2009.

The balance of the terms of the initial Line of Credit Agreement remains as originally stated. As of December 31, 2007, the Company had drawn down an aggregate of $1,055,871 on this line of credit. All draws on the LDR line of credit are subject to review and approval of the lender, who has not denied any of our requests to date.

LDR Properties Inc, an Ontario corporation, is a company owned by the same individual that owns Rosten. Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock.

The LDR line of credit was used to repay Union Capital $526,716 at the maturity of that line of credit on March 30, 2008.

b)

On March 12, 2008, the Company entered into a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) for the development of an engineering, procurement and construction (“EPC”) contract for its proposed ethanol plant to be located in Sarnia, Ontario, Canada. The term sheet provides that SK E&C will deliver an EPC contract price within 5½ months of the execution of a Phase 2 Project Development Agreement with Delta whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. If that price is acceptable, the Company expects to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. In the event that the Company does not execute an EPC contract with SK E&C, it will be required to pay a cancellation fee of $300,000.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FROM NOVEMBER 29, 2004, DATE OF INCEPTION, TO DECEMBER 31, 2007

18.	SUBSEQUENT EVENTS (continued):

c)

With the execution of the SK E&C term sheet described in note 18 b), the Company satisfied a condition of a convertible bond financing term sheet (“Bond Term Sheet”) dated November 14, 2007 with SinoUp & Rise Ltd., making that Bond Term Sheet effective as of March 12, 2008. Under terms of the Bond Term Sheet, on condition of West LB successfully completing the arrangement of the Company’s senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the West LB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. The convertible bond holder shall be able to convert the unamortized amount of the bond into the Company’s common shares at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in more than 10% equity ownership in the Company will result in the convertible bond holder receiving a board seat.

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

Effective July 19, 2006, we retained the firm of KPMG LLP as our auditors. There were no consultations between us and KPMG prior to their appointment.

ITEM 8A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10KSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In the course of preparing our 2007 financial statements, management has identified the following weaknesses:

•

Segregation of Duties – Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated resulting in a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

•

Financial Reporting Process – A weakness existed in regard to our financial reporting process as it related to accounting for foreign currency translations beginning in 2006 that necessitated the restatement of results for the year ended December 31, 2006.

We rely on certain compensating controls, including substantive periodic review of the financial statements by our Chief Executive Officer and Audit Committee.

Our independent registered accountants have not conducted an audit of the effectiveness of internal controls over financial reporting as of December 31, 2007.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the year ended December 31, 2007.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	EXHIBITS

EXH. NO.	DESCRIPTION	FILED WITH	DATE

3.1	Certificate of Incorporation	Form 10-SB12G Form 10-SB12G/A1	October 7, 2005 November 10, 2005
3.2	Bylaws	Form 10-SB12G Form 10-SB12G/A1	October 7, 2005 November 10, 2005
3.3	Certificate of Amendment to Certificate of Incorporation dated August 2, 2006	Form SB-2 Registration Statement	October 12, 2006

4.1	2006 Stock Plan	Form S-8 Registration Statement	October 5, 2006

10.1	Lease dated April 20, 2006 for proposed Barrie facility	Form 10-QSB – Quarter Ended 03/31/06	May 24, 2006
10.2	Lease dated April 11, 2006 for Toronto offices	Form 10-QSB – Quarter Ended 03/31/06	May 24, 2006

10.3	Employment Agreement of Gordon Laschinger dated April 12, 2006	Form 10-QSB – Quarter Ended 03/31/06	May 24, 2006
10.5	Employment Agreement of Steven Reader dated July 17, 2006r	Form 8-K – Event Dated 07/17/06	August 7, 2006
10.6	Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia dated July 27, 2006	Form SB-2 Registration Statement	October 12, 2006
10.7	Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia dated September 7, 2006	Form SB-2 Registration Statement	October 12, 2006
10.8	Agreement with Parrish & Heimbecker, Limited dated August 18, 2006t	Form SB-2 Registration Statement	October 12, 2006
10.9	Employment Agreement of Richard Smith dated December 13, 2006	Form SB-2/A1 Registration Statement	January 19, 2007
10.10	Line of Credit Agreement with Union Capital Trust	Form 10-KSB – Year Ended 12/31/06	April 27, 2007
10.11	Letter of Intent with Quad County Corn Processors Cooperative dated March 27, 2007	Form 10-KSB – Year Ended 12/31/06	April 27, 2007
10.12	Engagement Letter with West LB AG dated December 5, 2006	Form SB-2/A2 Registration Statement	May 4, 2007
10.13	Fee Letter with West LB AG dated December 5, 2006	Form SB-2/A2 Registration Statement	May 4, 2007
10.14	Term Sheet with Aker Kvaerner Songer Canada Ltd. dated March 9, 2007	Form SB-2/A2 Registration Statement	May 4, 2007
10.15	Line of Credit Agreement with Aurora Beverage Corporation dated July 9, 2007	Form 8-K – Event Dated 07/09/07	July 23, 2007
10.16	Agreement of Purchase and Sale with Lanxess, Inc. Dated July 23, 2007	Form 8-K – Event Dated 07/23/07	August 17, 2007
10.17	Purchase and Sale Agreement With Praxair, Inc. dated December 18, 2007	Form 8-K – Event Dated 12/18/07	January 4, 2008
10.18	First Amendment to Line of Credit Agreement with Aurora Beverage Corporation dated January 23, 2008	Form 8-K – Event Dated 01/25/08	January 31, 2008
10.19	Second Amendment to Line of Credit Agreement with LDR Properties, Inc. (f/k/a Aurora Beverage Corporation) dated March 7, 2008	Form 8-K – Event Dated 03/07/08	March 10, 2008
10.20	Engineering, Procurement and Construction Term Sheet with SK Engineering & Construction Co., Ltd. dated March 12, 2008	Form 8-K – Event Dated 03/12/08	March 25, 2008
10.21	Convertible Bond Term Sheet with SinoUp & Rise Ltd. Dated November 14, 2007	Form 8-K – Event Dated 03/12/08	March 25, 2008

21.1	List of Subsidiaries	Form SB-2 Registration Statement	October 12, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2008.

NORTHERN ETHANOL, INC. (Registrant) By: __s/Gordon Laschinger_____________ Gordon Laschinger Chief Executive Officer & President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2008.

s/Gordon Laschinger___________________ Gordon Laschinger, Director
s/Andrew I. Telsey_____________________ Andrew I. Telsey, Director
s/Andrew M. Gertler___________________ Andrew M. Gertler, Director
s/Robert Richards_____________________ Robert Richards, Director
s/Paul T. Durst_______________________ Paul T. Durst, Director
s/Frank F. Klees______________________ Frank F. Klees, Director