Form 10QSB/A
period 2007-03-31
NORTHERN ETHANOL, INC.
filed 2008-05-19
CIK 1323923

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

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with West LB AG (“West LB”) whereby West LB has conditionally agreed to solicit and arrange debt financing for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined, the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, West LB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $454 million for the Barrie and Sarnia facilities would equate to $340 million. Interest during construction of the two plants of $33 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 5.4%, so that the interest rate on the senior financing would be 8.65% to 8.9% and the interest rate on the subordinate financing would be 15.4%. On a construction cost of $454 million, the senior financing would total $272,400,000 and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $68,100,000 and would be repaid over 8 years from advance, with repayment terms to be negotiated. Among other things, the provision of the West LB financing in accordance with the engagement letter and indicative term sheets isconditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. We have had discussions with investment bankers, financial institutions and private investors about obtaining subordinate debt or equity investment but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of one or more, or even all, of our planned ethanol production facilities. (See a complete description of the terms under “PLAN OF OPERATION” in this Report.)

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

US Ethanol Production 1999-2006

	January 1999	January 2000	January 2001	January 2002	January 2003	January 2004	January 2005	January 2006

Total	50	54	56	61	68	72	81	95

Ethanol	1701.7 mgy	1748.7 mgy	1921.9 mgy	2347.3 mgy	2706.8 mgy	3100.8 mgy	3643.7 mgy	4336.4 mgy

Plants	5	6	5	13	11	15	16	31

Capacity	77 mgy	91.5 mgy	64.7 mgy	390.7 mgy	483 mgy	598 mgy	754 mgy	1778 mgy

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. Since that time the price of wholesale gasoline and ethanol has fallen again to approximately $2.20 and $2.19 per gallon, respectively, as of April 30,2007. This move in part was linked to the price of petroleum reaching a historically high level, only to decline shortly thereafter. If the prices of gasoline and petroleum continue to decline we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

          We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

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

Dated: May 14, 2007	NORTHERN ETHANOL, INC. (Registrant) By: s/Gordon Laschinger___________________ Gordon Laschinger, Chief Executive Officer & President