Form 10QSB
period 2008-03-31
NORTHERN ETHANOL, INC.
filed 2008-05-19
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2008

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 19, 2008, was 104,096,500 shares.

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

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$598	$9,622
Accounts receivable (note 3)	46,768	30,136
Deposits (note 4)	11,885	12,307
Prepaid expenses (note 5)	307,806	327,444
Total current assets	367,057	379,509

Property under development and equipment (note 6)	1,397,489	1,426,882
Assets under capital lease (notes 7 and 10)	22,760,611	22,749,105
Deferred financing costs (note 8)	342,363	341,883
Other assets	6,251	6,473
	$24,873,771	$24,903,852
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Bank indebtedness (note 9)	$11,372	$519,834
Accounts payable (note 10)	5,199,060	4,477,441
Accrued liabilities (note 10)	289,820	161,350
Due to related party (note 10)	1,993,956	1,055,871
Current portion of obligation under capital lease (note 13)	31,791	31,951
Total current liabilities	7,525,999	6,246,447

Obligation under capital lease (note 13)	18,145,866	18,808,747
	25,671,865	25,055,194
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 12)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively (note 12))	10,410	10,410
Additional paid-in capital	6,572,328	6,526,827
Deficit accumulated during the development stage	(7,541,731)	(6,856,914)
Accumulated other comprehensive income	160,899	168,335
	(798,094)	(151,342)
Going concern (note 2 a))
Commitments (note 15)
	$24,873,771	$24,903,852

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31	Nov 29, 2004 (Inception) to March 31
	2008	2007	2008
REVENUE	$—	$—	$—

OPERATING EXPENSES
Salaries and benefits (note 11)	389,834	660,297	4,741,791
General and administrative	173,111	271,364	2,279,755
Occupancy costs	48,463	40,506	329,444
Foreign exchange loss	21,540	3,417	9,737
Depreciation	11,225	9,041	74,540
Interest	40,643	—	106,464
	684,817	984,625	7,541,731

NET LOSS	$(684,817)	$(984,625)	$(7,541,731)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	104,096,500

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income

(Unaudited)

Three Months ended March 31, 2008 and March 31, 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the three months ended March 31, 2007	—	—	—	(984,625)	—	(984,625)
Other comprehensive income	—	—	—	—	13,791	13,791
Total Comprehensive Income						(970,834)
Stock-based compensation	—	—	385,463	—	—	385,463
Balances, March 31, 2007	104,096,500	$10,410	$5,939,922	$(4,264,041)	$(49,376)	$1,636,915

Balances, December 31, 2007	104,096,500	$10,410	$6,526,827	$(6,856,914)	$168,335	$(151,342)
Comprehensive Income:
Net loss for the three months ended March 31, 2008	—	—	—	(684,817)	—	(684,817)
Other comprehensive income	—	—	—	—	(7,436)	(7,436)
Total Comprehensive Income						(692,253)
Stock-based compensation	—	—	45,501	—	—	45,501
Balances, March 31, 2008	104,096,500	$10,410	$6,572,328	$(7,541,731)	$160,899	$(798,094)

See accompanying notes to unaudited consolidated interim financial statements

 Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Nov 29, 2004 (Inception) to March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(684,817)	$(984,625)	$(7,541,731)
Items not involving cash:
Depreciation	11,225	9,041	74,540
Stock-based compensation	45,501	385,463	2,686,223
Unrealized foreign exchange loss	16,768	—	16,768
Changes in non-cash working capital balances:
Accounts receivable	(18,060)	19,146	(48,196)
Deposits	—	199,978	(12,307)
Prepaid expenses	8,724	3,997	(318,720)
Accounts payable	46,971	147,183	936,273
Accrued liabilities	132,867	(33,106)	294,217
Net cash (used in) provided by operating activities	(440,821)	(252,923)	(3,912,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	—	(263,764)
Bank indebtedness	(508,462)	(3,649)	11,372
Due to related party	959,023	—	2,014,894
Proceeds from issuance of common stock	—	—	3,896,515
Principal payment of capital lease obligation	—	(2,090)	(5,825)
Net cash (used in) provided by financing activities	450,561	(5,739)	5,653,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property under development and equipment	(10,000)	(62,382)	(1,001,191)
Assets under capital lease	—	(237,530)	(709,672)
Other assets	—	—	(5,506)
Net cash (used in) provided by investing activities	(10,000)	(299,912)	(1,716,369)

Effect of exchange rate changes on cash	(8,764)	(5,438)	(23,292)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,024)	(553,136)	598

CASH AND CASH EQUIVALENTS:
Beginning of period	9,622	567,249	—
End of period	$598	$14,113	$598

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$809,278	$475,346	$20,606,355
Additions to property under development and equipment	19,399	551,439	453,297
Income taxes paid	—-	—	353
Interest paid	—-	—-	1,158

 See accompanying notes to unaudited consolidated interim financial statements

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	OVERVIEW:

The Company was incorporated as “Beaconsfield I, Inc.” in the State of Delaware on November 29, 2004, as a “blank check” company for the purpose of engaging in the potential future merger or acquisition of an unidentified target business. On December 15, 2004, the Company issued 150,000 shares (pre-forward split) of its Common Stock for a total of $15 in cash. Additionally on that date, the Company issued 10,000,000 shares (pre-forward split) of its Common Stock, for a total of $50,000 in cash.In July 2006, the Company engaged in a forward split of its Common Stock whereby it issued ten (10) shares of its Common Stock for every one (1) share then issued and outstanding. All references in these consolidated financial statements and notes to our issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated. In July 2006, the holders of a majority of the then issued and outstanding Common Stock approved an amendment to the Certificate of Incorporation wherein the Company’s name was changed to “Northern Ethanol, Inc.” to better reflect its current business plan. Northern Ethanol, Inc. is currently considered a development stage company.The Company has two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

2.	SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation

Interim Financial Statements:

The accompanying interim consolidated financial statements of the Company as of March 31, 2008, for the three month period ended March 31, 2008 and 2007 and for the period from November 29, 2004 (Inception) to March 31, 2008 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007. Changes in accounting policies adopted by the Company effective January 1, 2008 are set out in note 2 n).

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

Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of ten years.Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the shorter of the term of the lease and their estimated useful life.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

Property under development consists of engineering, site design, permitting, and other development costs related to preparation for the construction of ethanol production facilities.Depreciation and amortization commences at the time when the assets are available for use in operations.

e)	Leases:

The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 13 “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease. The application of this policy is described in notes 7 and 13.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

m)	Fair value of financial instruments:

The carrying value of cash and cash equivalents, other current assets, accrued expenses and accounts payable approximates fair value due to the short period of time to maturity. The carrying value of the obligation under capital lease approximates fair value as the discount rate of 12% in the capital lease approximates current market rates of interest available to the Company for the same or similar debt instruments.In February 2006, the Financial Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and 140. This statement is effective for all financial instruments acquired or issued in by the Company on or after January 1 2007. The adoption SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

n)	Change in Accounting Policies:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted SFAS No.157 effective January 1, 2008. The adoption SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 were effective for the Company’s year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2008. The adoption SFAS No. 158 did not have a material impact on the Company’s consolidated financial statements or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 159 effective January 1, 2008. The adoption SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements or results of operations.

o)	Recent Accounting Pronouncements:

In December 2007, the FASB issued a revised standard, SFAS No. 141R, Business Combinations (“SFAS No. 141R”) on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS No. 141R requires that most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of the acquisition date

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

In December 2007, the FASB issued a revised standard SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”), on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

3.	ACCOUNTS RECEIVABLE:

	March 31, 2008	December 31, 2007

Canadian federal government Goods and Services tax receivable	$46,768	$30,136

4.	DEPOSITS:

	March 31, 2008	December 31, 2007

Refundable deposit on non-binding letter of intent for Sarnia land purchase	$9,742	$10,088
Refundable deposit on head office lease utilities	1,159	1,200
Refundable deposit on non-binding letter of intent for Sarnia lease	974	1,009
Refundable deposit on non-binding letter of intent for Niagara Falls land purchase	10	10
	$11,885	$12,307

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	PREPAID EXPENSES:

	March 31, 2008	December 31, 2007

Prepaid rent for Barrie and head office leases (note 13)	$287,748	$297,966
Prepaid insurance	12,385	21,452
Prepaid other	7,673	8,026
	$307,806	$327,444

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

March 31, 2008	Cost	Accumulated Depreciation	Net book Value

Properties under development	$1,192,863	$—	$1,192,863
Computer equipment and software	49,043	28,903	20,140
Furniture and equipment	192,496	35,428	157,068
Leasehold improvements	41,612	14,194	27,418
	$1,476,014	$78,525	$1,397,489

December 31, 2007	Cost	Accumulated Depreciation	Net book Value

Properties under development	$1,203,619	$—	$1,203,619
Computer equipment and software	50,784	25,697	25,087
Furniture and equipment	199,331	31,702	167,629
Leasehold improvements	43,090	12,543	30,547
	$1,496,824	$69,942	$1,426,882

During the three months ended March 31, 2008, the Company capitalized $4,001 of engineering and site design costs and $25,399 of legal advisory costs to the cost of property under development at the Barrie, Ontario, Sarnia, Ontario and Niagara Falls, New York locations that are being developed into ethanol production facilities. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful life.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	ASSETS UNDER CAPITAL LEASE:

March 31, 2008	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$22,760,611	$—	$22,760,611

December 31, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$22,749,105	$—	$22,749,105

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

During the three months ended March 31, 2008, the Company capitalized interest costs of $547,928 lessor’s operating cost charges of $152,507 and property tax of $108,934 to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital lease beyond what is recoverable from operations. Depreciation of assets under capital lease will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful life or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	DEFERRED FINANCING COSTS:

	March 31, 2008	December 31, 2007

Non-refundable retainer deposit paid to WestLB AG (note 15 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 15 c)	142,363	141,883
	$342,363	$341,883

9.	BANK INDEBTEDNESS:

	March 31, 2008	December 31, 2007

Indebtedness under Line of Credit Agreement	$—	$511,579
Indebtedness under corporate credit card	11,372	8,255
	$11,372	$519,834

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal of $469,192 and interest of $57,524 was repaid at the maturity of the Line of Credit Agreement on March 31, 2008 with funds borrowed under the Company’s line of credit with LDR Properties Inc. (note 10).

10.	RELATED PARTY TRANSACTIONS:

	March 31, 2008	December 31, 2007

Indebtedness under LDR Line of Credit Agreement	$1,808,861	$1,055,871
Advances from employee	185,095	—
	$1,993,956	$1,055,871

On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora Beverage Corporation (“Aurora”), wherein Aurora agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended (the “First Amendment”) to increase the maximum principal amount of the loan to $2 million. On March 7, 2008, the Company entered into an amendment (the “Second Amendment”) wherein as a result of a reorganization, the lender was changed to LDR Properties Inc. (“LDR”), the line of credit was increased from $2,000,000 to $8,000,000 and the due date for this line of credit was amended from July 8, 2008, to July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. As of March 31, 2008, a principal amount of $1,808,861 was outstanding under this LDR line of credit and interest of $48,624 was accrued as an accrued liability. All draws on the LDR line of credit are subject to review and approval of the lender, who has not denied any of our requests to date.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS (continued):

Aurora Beverage Corporation and LDR Properties Inc, both Ontario corporations, are companies owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

During the three months ended March 31, 2008, the Company received advances of $185,095 from the Company’s Chairman, President and Chief Executive Officer. Interest accrues at the rate of eight percent (8% per annum) thereon and an amount of $1,138 was accrued as an accrued liability as of March 31, 2008. In addition, the Company has not reimbursed the Company’s Chairman, President and Chief Executive Officer for expenses in the amount of $99,546 incurred on behalf of the Company. This amount is included in accounts payable at March 31, 2008.

The trustee of the Union Capital Trust Line of Credit (note 9) is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

In April 2006, the Company, through a Canadian subsidiary, entered into a lease for its head office space, as further discussed in note 13. Also in April 2006, the Company, through another Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 13. These leases were entered into with Fercan Developments Inc. (“Fercan”), a company owned by the same individual that owns Rosten. Lease payments of $4,146,111 due to Fercan were included in accounts payable at March 31, 2008 as further discussed in note 13.In September 2006, the Company deposited $200,000 in trust with Aurora, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

During the three months ended March 31, 2008, the Company incurred legal fees and expenses of $9,671 (2007 - $17,776) with Andrew I. Telsey, P.C. for corporate and securities counsel. The total amount due to Andrew I. Telsey, P.C of $60,139 was included in accounts payable at March 31, 2008. Andrew I. Telsey, the Company’s Corporate Secretary and one of its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the three months ended March 31, 2008, the Company incurred consulting fees of $22,509 with Frank Klees. That amount was included in accrued liabilities at March 31, 2008 and an additional amount of $46,469 due to Frank Klees was included in accounts payable at March 31, 2008. Frank Klees is one of the Company’s directors.

During the three months ended March 31, 2008, the Company purchased $ nil (2007 -$740) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	STOCK OPTIONS:

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of Common Stock for issuance under the Plan.

A summary of the status of Company’s stock option plan as of March 31, 2008 and of changes in options outstanding under the Company’s plan during the three month period ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	5,090,000	$1.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	5,090,000	$1.00

Options exercisable at March 31, 2008	3,837,350	$1.00
Non-vested options at March 31, 2008	1,252,650	$1.00

Stock options outstanding as of March 31, 2008, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	5,090,000	3.46	$1.00	3,837,350	$1.00

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2% to 5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	3.2%
Expected dividends	None

The fair value of the options granted as determined above was $3,387,382, of which $45,501 was expensed during the three month period ended March 31, 2008 (March 31, 2007 – $385,462). The weighted average fair value per share for the options granted above was $0.66.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	CAPITAL STOCK:

Holders of shares of Common Stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time-to-time.

Holders of stock of any class shall not be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

13.	LEASE AGREEMENTS:

On April 20, 2006, the Company entered into a lease agreement through its wholly-owned subsidiary, Northern Ethanol (Barrie) Inc, for a 25 year lease, with two ten-year optional renewal periods on the same terms and conditions and at market rates for similar properties in the area at renewal, on an industrial property located in Barrie, Ontario, Canada, (the “Barrie Lease”), on which it intends to construct an ethanol processing facility. The Company also entered into a five year lease on April 20, 2006 through its wholly-owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the “Head Office Lease”). The terms of the office lease at the Toronto location require it to be accounted for as an operating lease.

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$1,658,551	$131,515	$1,790,066
2009	2,211,402	175,353	2,386,755
2010	2,211,402	175,353	2,386,755
2011	2,211,402	73,064	2,284,466
2012	2,211,402	—	2,211,402
Thereafter	46,695,975	—	46,695,975
Total minimum lease payments	$57,200,134	$555,285	$57,755,419
Less amount representing interest of 12%	39,022,477
	18,177,657
Less current portion	31,791
	$18,145,866

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

The lease requires total payments of C$58,715,938 ($57,200,134) over the remaining term of the lease, of which C$40,056,574 ($39,022,477) is interest and C$18,659,364 ($18,177,657) is the repayment of the capital lease principal amount. The capital lease principal will be paid down by C$32,633 ($31,790) as a result of monthly lease payments that will be made over the next year.Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2008. Effective June 1, 2007, under agreement with the lessor, the monthly lease payments under the Head Office lease were also deferred.

14.	INCOME TAXES:

The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any deferred tax asset because the future realization of the related income tax benefits is uncertain.

15.	COMMITMENTS:

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario, Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006 and then reclassified and capitalized to property under development on July 30, 2007 with execution of the Agreement of Purchase and Sale with LANXESS Inc. described in note 15 d). The remaining balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	COMMITMENTS (continued):

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

The Company paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets to be used towards West LB’s costs and expenses in connection with financing. The Company will also pay WestLB’s costs and expenses in connection with the financing. During the three months ended March 31, 2008, the Company incurred an additional $1,701 towards West LB’s costs and expenses. This payment has been recorded as a deferred financing cost at March 31, 2008. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	COMMITMENTS (continued):

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

d)

On July 30, 2007, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($438,383) by June 30, 2008, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($438,383), it will pay LANXESS an amount of C$100,000 ($97,418) immediately, C$325,000 ($316,610) when the construction of the ethanol plant begins and C$325,000 ($316,610) when the ethanol plant commences operation for a total of C$750,000 ($730,638) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000 ($438,383). The Company paid a refundable interest bearing deposit amount of C$10,000 ($9,742) on execution of the Agreement.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	COMMITMENTS (continued):

f)

On March 12, 2008, the Company entered into a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) for the development of an engineering, procurement and construction (“EPC”) contract for its proposed ethanol plant to be located in Sarnia, Ontario, Canada. The term sheet provides that SK E&C will deliver an EPC contract price within 5½ months of the execution of a Phase 2 Project Development Agreement with Delta (note 17) whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. If that price is acceptable, the Company expects to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. In the event that the Company does not execute an EPC contract with SK E&C, it will be required to pay a cancellation fee of $300,000.

16.	CONTINGENCY:

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

17.	SUBSEQUENT EVENT:

Effective May 5, 2008, the Company executed a Phase 2 Project Development Agreement (“Phase 2 Agreement”) with Delta for the Company’s proposed ethanol plant to be located in Sarnia, Ontario, Canada on the payment of a $200,000 non-refundable fee. Under this Phase 2 Agreement, Delta will provide a preliminary site layout, a preliminary mass and energy balance and a preliminary process flow diagram for the proposed plant, as well as process emissions data to assist with environmental permitting, system design specifications and a basic process engineering package suitable for estimating construction cost. A further non-refundable fee of $200,000 shall be paid to Delta on delivery of the basic process engineering package. The Company will also reimburse Delta for all travel and related expenses incurred in connection with this Phase 2 Agreement. Delta’s sole remedy in the event that we breach the Phase 2 Agreement is limited to the non-refundable fees of $400,000. The relationship between Delta and the Company is exclusive during the five-year term of the Phase 2 Agreement whereby the Company has agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at the Sarnia location and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreement made with another ethanol plant technology vendor.

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

On December 15, 2004, we issued 150,000 shares (pre-forward split) of our Common Stock for a total of $15 in cash. Additionally on that date, we issued 10,000,000 shares (pre-forward split) of our Common Stock, for a total of $50,000 in cash.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2008 and 2007

             During the three-month periods ended March 31, 2008 and 2007, we did not generate any revenues.

During the three-month period ended March 31, 2008, we incurred costs and expenses totaling $684,417, including $389,834 in salaries and benefits, $173,111 in general and administrative expense, $48,463 in occupancy costs, a foreign exchange loss of $21,540, $11,225 in depreciation expense and $40,643 in interest expense.

The general and administrative expense of $173,111 included legal and accounting fees of $29,671, consulting fees of $52,409, travel related costs of $39,740 and other miscellaneous costs totaling $51,291. Occupancy costs of $48,463 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange loss of $21,540 occurred due to the impact of the strengthening of the US$ dollar against the C$ dollar during the period on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $40,643 arose on the Union Capital Trust (“Union”), LDR Properties Inc. (“LDR”) lines of credit and on advances from our Chairman, President and Chief Executive Officer. The interest rate on the Union line of credit is 12% per annum and on the LDR line of credit and the advances from our Chairman, President and Chief Executive Officer the rate is 8% per annum. Interest amounts of $15,137, $24,142 and $1,138 were accrued on funds borrowed from these financing sources respectively in the current quarter.

During the three-month period ended March 31, 2007, our total expenses were $984,625, including $660,297 in salaries and benefits, $271,364 in general and administrative expense, $40,506 in occupancy costs, a foreign exchange loss of $3,417 and $9,041 in depreciation expense. Salaries and benefits declined $270,463 in the three-month period ended March 31, 2008 from the same period in 2007, as a $339,961 decline in stock based compensation expense more than offset a $69,498 increase in wage and benefit costs associated with a 15% strengthening of the C$ against the US$ dollar from the same period in 2007 and the addition of one staff member in the current period. General and administrative expenses fell $98,253 from the same period last year primarily due to a $50,597 decrease in legal and audit fees that was a result of our having a registration statement pending with the SEC during the three month period ended March 31, 2007, a $28,418 decrease in consulting costs and a $18,956 reduction in travel related costs. There were no interest costs in three-month period ended March 31, 2007 as we were not borrowing funds in that period.

             As a result, we incurred a net loss of $684,817 for the three-month period ended March 31, 2008 ($0.01 per share), compared to a net loss of $984,625 for three-month period ended March 31, 2007 ($.01 per share).

We do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until mid 2010, or we successfully acquire an operating ethanol plant. Accordingly the following is our Plan of Operation.

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

Each of these locations will be the site for an ethanol processing facility, using corn as the feedstock. Our proposed plants will be designed to incorporate many of the newest technological innovations, including molecular sieves for dehydrating ethanol and continuous fermentation processing. The Barrie location represents a conversion of an existing site’s servicing infrastructure from a former brewery. As of the date of this Report, a portion of the existing structures at the Barrie site have been demolished by the lessor for safety reasons. Of the remaining structures, we plan on either renovating them or demolishing those that are not germane to our proposed operations at the Barrie site and to utilize the rail spur and the utility connections. The Sarnia location offers an existing rail spur, steam connection from a neighboring power plant, utility connections and dock facilities. The Niagara Falls location offers an existing rail spur, the possibility of a steam connection from a neighboring power plant and utility connections.

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

Items	Barrie	Sarnia	Niagara	Total
Fixed Price EPC Contract Costs:

EPC Price Materials	$128,000,000	$120,000,000	$120,000,000	$368,000,000
EPC Price Labor	67,000,000	65,000,000	65,000,000	197,000,000
Total EPC Costs	195,000,000	185,000,000	185,000,000	565,000,000

Owners Costs:
Land	-	1,200,000	5,000,000	6,200,000
Project Management	745,000	710,000	710,000	2,165,000
Infrastructure Upgrades	1,627,000	805,000	10,805,000	13,237,000
Permitting (Environmental and Building)	460,000	134,000	134,000	728,000
Insurance During Construction	662,000	659,000	659,000	1,980,000
Owners Engineer	219,000	202,000	202,000	623,000
Startup Materials& Labor	658,000	640,000	640,000	1,938,000
Spare Parts	570,000	552,000	552,000	1,674,000
Lenders Engineer	319,000	319,000	319,000	957,000
Other Miscellaneous Costs	368,000	368,000	368,000	1,104,000
Total Owners Costs	5,628,000	5,589,000	19,389,000	30,606,000

SubTotal Costs	200,628,000	190,589,000	204,389,000	595,606,000

Contingency	16,050,000	15,247,000	16,351,000	47,648,000
Interest During Construction	14,536,000	13,822,000	16,546,000	44,904,000
Total Costs	$231,214,000	$219,658,000	$237,286,000	$688,158,000

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

We will need to raise this $688 million amount in equity and/or debt financing to complete construction of the Barrie, Sarnia and Niagara Falls ethanol production facilities. Effective December 13, 2006, we executed an engagement letter and indicative term sheets with WestLB whereby WestLB has conditionally agreed to provide arrangement, placement and underwriting services on senior debt and subordinate debt financing for up to 75% of the construction costs (to a maximum of approximately $365 million) of our Barrie and Sarnia facilities on a “best efforts” basis. The term “best efforts” means that WestLB believes that they can syndicate the debt financing we require but that there is no guarantee that they will be successful or that the terms will be as indicated in their term sheets until they market the transaction and receive firm commitments from a syndicate of lenders for the funds required on acceptable terms to us. Among other things, the engagement letter and indicative term sheets are conditional on our obtaining subordinate debt or equity investment for the remaining 25% of construction costs. There is no agreement with WestLB pertaining to our proposed Niagara Falls location.

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

We paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets using funds from the net proceeds of $3,846,500 received from our September 2006 private placement. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We also agreed to pay WestLB’s costs and expenses in connection with the financing. As of the date of this Report, we have paid $107,998 for costs incurred by WestLB’s legal and engineering advisors from funds borrowed under our Line of Credit Agreements with LDR Properties Inc. (formerly Aurora Beverage Corporation) and Union Capital Trust. There is no termination date to the WestLB engagement letter. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

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

Although Delta has been involved in 120 alcohol production projects for fuel, beverage, and industrial customers on five continents, it has no previous experience developing or constructing ethanol plants in Canada. The construction of ethanol plants using Delta technology is carried out by construction contractors. On March 9, 2007, we executed a term sheet for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site with Aker Kvaerner Songer Canada Ltd. (“AKSC”), because of their extensive experience in the construction of power plants in the United States and Canada, However as we did not pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and as AKSC is no longer working with Delta, the AKSC agreement was effectively terminated during the fourth quarter of 2007. Since that time, we have been negotiating with other large, experienced EPC contractors that are acceptable to Delta for construction of ethanol plants at each of our three proposed locations. Effective March 12, 2008, we executed a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) of Seoul, South Korea for the development of an engineering, procurement and construction (“EPC”) contract for our proposed ethanol plant to be located in Sarnia, Ontario, Canada. We expect to receive the EPC contract price from SK E&C within 5½ months of the Phase 2 Project Development Agreement that we executed with Delta effective May 5, 2008 on our payment of a $200,000 non-refundable fee. Under this Phase 2 Project Development Agreement, Delta will provide a preliminary site layout, a preliminary mass and energy balance and a preliminary process flow diagram for the proposed plant, as well as process emissions data to assist with environmental permitting, system design specifications and a basic process engineering package suitable to allow SK E&C to develop an EPC contact price. A further non-refundable fee of $200,000 shall be paid to Delta on delivery of the basic process engineering package. We are also responsible to reimburse Delta for all travel and related expenses incurred in connection with this Phase 2 Agreement. Delta’s sole remedy in the event that we breach the Phase 2 Agreement is limited to the non-refundable fees of $400,000. The relationship between Delta and us is deemed exclusive during the five-year term of the Phase 2 Agreement. We have agreed to use our best efforts to enter into an EPC contract or a technology agreement with Delta at our Sarnia location and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreement made with another ethanol plant technology vendor.

          If the EPC contract price then provided by SK E&C is acceptable, we expect to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. Construction would take place over an 18 to 22 month period so ethanol production at our Sarnia location is not expected to begin until the third quarter of 2010 at the earliest as of the date of this Report. In the event that we do not execute an EPC contract with SK E&C, we will be required to pay a cancellation fee of $300,000.

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

In August 2006, we contracted with Parrish & Heimbecker Ltd. (“P&H”) to provide corn procurement and co-product merchandizing services on a fee per shipment basis for a five-year period for our proposed Barrie and Sarnia ethanol plants upon the opening of such plants. P&H is a privately held grain merchant corporation that owns and operates grain elevators and has extensive domestic and international experience in international grain origination and co-product merchandizing. We engaged them to source all of the corn required for the operation of the Barrie and Sarnia ethanol facilities at competitive market prices. We expect they will assist us in negotiations with major corn suppliers to guarantee supply and price by committing to long-term purchase agreements or opportunistic purchases on the spot market when this can be done at favorable rates. We will pay P&H C$1.00 per metric ton of corn procured for our Barrie and Sarnia operations. P&H will manage the sale of our dried distiller grain by-product. We will pay P&H C$1.00 per metric ton of DDGS sold for marketing the sale of our product at market prices. Our agreement with P&H does not include any minimum purchase requirements. As of the date of this Report, we have not discussed corn procurement and co-product merchandizing services for our proposed Niagara Falls facility with P&H or any other company.

We are currently in the process of finalizing marketing contracts covering the Barrie and Sarnia facilities with ECO Energy Inc. (“ECO”), a privately held Tennessee corporation that provides ethanol marketing capability across North America. ECO is a fully integrated marketing company supported by an experienced sales force, a knowledgeable logistics and scheduling department, customer service, and an online computer system that we will be able to access to streamline all necessary correspondence for daily shipments and transportation transactions. We expect to engage this marketing company to handle the sales and transportation logistics of our ethanol production at market prices in exchange for a commission of $0.01 per gallon of ethanol sold. As of the date of this Report, we have not discussed ethanol marketing for our proposed Niagara Falls facility with ECO or any other company.

We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the third quarter of 2008. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the second quarter of 2008. As of the date of this Report, we have not filed a site plan permit for our proposed Niagara Falls, New York site.

For our two proposed Ontario locations, Environmental Permits are issued by the Ministry of the Environment of Ontario. In March 2007, we applied for this permit for the Barrie plant and we expect to receive the final permit once we resolve our Site Plan issue with the City of Barrie. We expect that our environmental permit for Sarnia, once submitted, will be processed within a shorter time frame than the Barrie permit, given that the Sarnia plant will be similar to the Barrie plant and we have our experience with the Barrie application to draw upon. As of the date of this Report, we had not begun the environmental permitting process for our proposed Niagara Falls, New York location.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had $598 in cash and cash equivalents.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide us with a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. The trustee of the Union Capital Trust Line of Credit is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of our outstanding Common Stock or 9.6% interest. Principal and accrued interest of $526,716 outstanding under the Union line of credit was repaid at maturity on March 31, 2008 with funds borrowed under our line of credit with LDR Properties Inc. as described herein.

On July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2,000,000. On March 7, 2008, the Aurora Line of Credit Agreement was further amended, as a result of a reorganization, to change the lender to LDR Properties Inc. (“LDR”), to increase the loan principal amount to $8,000,000 and to extend the due date to July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. All draws on the LDR (formerly Aurora) line of credit are subject to review and approval of the lender, who has not denied any of our requests to date. LDR, an Ontario corporation, is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6%

We believe that the amended LDR line of credit will provide sufficient monies to fund our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at one or more of our proposed sites and draw on the proposed WestLB line of credit described above herein.

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

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$1,658,551	$131,515	$1,790,066
2009	2,221,402	175,353	2,386,755
2010	2,221,402	175,353	2,386,755
2011	2,221,402	73,064	2,284,466
2012	2,221,402	—	2,211,402
Thereafter	46,695,975	—	46,695,975
Total minimum lease payments	$57,200,134	$555,285	$57,755,419

However, effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the demolition of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2008. Effective June 1, 2007, under agreement with the lessor, the monthly lease payments under the Head Office lease were also deferred.

We anticipate that we will be able to satisfy our current lease commitments given our related party relationship with the lessor and the availability of the LDR line of credit also provided by the same related party. Thereafter we expect to satisfy these commitments with the proceeds from the senior construction and term financing provided by WestLB pursuant to an engagement letter and indicative term sheets effective December 13, 2006, and from additional subordinate debt or equity to be raised. There are no assurances that we will be able to raise additional subordinate debt or equity on terms acceptable to us, or at all. In the event we are unable to raise additional funds on acceptable terms, we will need to reconsider our objectives and undertake efforts to reduce costs. Once construction of our Barrie, Sarnia and Niagara Falls plants is complete, we expect to satisfy the lease commitments with cash flow generated from the operations of these plants.

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2008.

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

Deferred financing costs - Costs incurred to obtain debt financing, including all related fees are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method. To the extent these fees relate to facility construction, a portion is capitalized with the related interest expense into construction in progress until such time as the facility is placed into operation.

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

Recent accounting pronouncements – In December 2007, the FASB issued a revised standard, SFAS No. 141R, Business Combinations (“SFAS No. 141R”) on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS No. 141R requires that most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as of the acquisition date

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of March 31, 2008, we had an accumulated deficit of $7,541,731. For the three-month period ended March 31, 2008, we incurred a net loss of $684,817, and for the year ended December 31, 2007, we incurred a net loss of $3,577,498. We expect to incur significantly greater losses at least until the completion of our initial ethanol production. We estimate that the earliest completion date of one of our proposed locations and, as a result, our earliest date of ethanol production will not occur until the third quarter of 2010. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

In order to complete the construction of our planned ethanol production facilities, we will require the infusion of significant additional debt and equity funding. We anticipate that we will need to raise approximately $688 million in equity and/or debt financing to complete construction of our three proposed ethanol production facilities in Barrie and Sarnia, Ontario and Niagara Falls, New York. See “Part I, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PLAN OF OPERATION.” There are no assurances that we will be able to obtain this financing and/or investment.

Effective December 13, 2006, we executed an engagement letter and indicative term sheets with West LB AG (“WestLB”) whereby WestLB has conditionally agreed to solicit and arrange debt financing for 75% of the cost of constructing our Barrie and Sarnia facilities up to a maximum of $1.35 per gallon of annual plant capacity in senior debt and $0.34 per gallon of annual plant capacity in subordinated debt. Combined the Barrie and Sarnia plants are expected to have annual plant capacity of 216 million gallons on an undenatured basis. As such, WestLB would conditionally provide up to $365 million of financing. 75% of the combined construction cost estimate of $451 million for the Barrie and Sarnia facilities would equate to $338 million. Interest during construction of the two plants of $28 million was estimated at the interest rate on the senior financing conditionally offered at London Interbank Offering Rate (“LIBOR”) plus an anticipated spread of 325 to 350 basis points and at LIBOR plus an anticipated spread of 1000 basis points on the subordinate financing. Currently LIBOR is at 2.7%, so that the interest rate on the senior financing would be 5.95% to 6.2% and the interest rate on the subordinate financing would be 12.7%. On a construction cost of $451 million, the senior financing would total $270,600,000 and would be repaid in quarterly installments over 6 years following completion of construction. The subordinate financing would amount to $67,650,000 and would be repaid over 8 years from advance, with repayment terms to be negotiated. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

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

We have had discussions with SinoUp & Rise Ltd. regarding participating in the financing of our proposed Niagara Falls, New York location but we have not received a term sheet from them as of the date of this Report. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed Niagara Falls, New York location, or if such funding is obtained, that it will be on terms that we have anticipated or that are otherwise acceptable to us. If we are unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we may be forced to abandon our construction of that planned ethanol production facility. (See a complete description of the terms under “Part I, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – PLAN OF OPERATION” in this Report.)

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

If we are unable to raise the required senior debt and subordinate debt financing with WestLB, we will lose our non-refundable retainer deposit and we may be liable to pay significant termination fees. In December 2006, we paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. We also agreed to pay all of WestLB’s expenses in connection with arrangement, placement and underwriting of the financing. As of the date of this Report, we have paid $107,998 for costs incurred by WestLB’s legal and engineering advisors. If WestLB is unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we will lose the $200,000 non-refundable retainer deposit and we will not be able to recover expenses paid. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will be required to pay WestLB a termination fee of $10,000,000.

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

          We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-KSB. We have evaluated our internal control systems in order to allow our management to report on our internal controls, as a required part of our annual report on Form 10-KSB beginning with our reports for the fiscal year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls for the fiscal year ended December 31, 2008.

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

In the course of evaluating our internal controls over financial reporting as at March 31, 2008, management has identified the following weakness:

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

CHANGES IN INTERNAL CONTROLS

          There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the three-month period ended March 31, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS - None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the three month period ended March 31, 2008.

ITEM 5.	OTHER INFORMATION - None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN ETHANOL, INC.

Dated: May 18, 2008	By:_s/Gordon Laschinger_______________
Gordon Laschinger,
Chief Executive Officer & President

Dated: May 18, 2008	By:_s/Richard Smith___________________
Richard Smith
Chief Financial Officer