Form 10QSB/A
period 2007-03-31
NORTHERN ETHANOL, INC.
filed 2008-05-20
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A2

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 16, 2008, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 initially filed with the Securities and Exchange Commission (“SEC”) on May 14, 2007 (the “Originally Filed 10-Q”) and amended and filed with the SEC on August 21, 2007 (“Amendment No. 1”) is being filed to reflect restatements of the following unaudited interim financial statements: consolidated statements of operations, statement of shareholder’s equity and other comprehensive income and cash flows for the three month period ended March 31, 2007 and consolidated balance sheets as at March 31, 2007 and December 31, 2006. On April 9, 2008, we announced that we would restate our consolidated financial statements for the year ended December 31, 2006; and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 due to errors in our accounting for the foreign currency translation of our Canadian subsidiaries in accordance with SFAS No. 52. For a description of the restatements, see “Restatements” in note 3 to the accompanying unaudited interim consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Restatements” in this Amendment No. 2. This Amendment No. 2 amends and restates Items 1, 2, and 3 of Part I and Item 6 of Part II of Amendment No. 1 and, except for such items and Exhibits 31.1, 31.2, and 32, no other information in Amendment No. 1 is amended hereby. The explanatory caption at the beginning of each item of the Amendment No. 2 sets forth the nature of the revisions to that item.

On April 16, 2008, we filed our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, which includes the following audited restated financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, and a consolidated balance sheet as at December 31, 2006.

For a discussion of events and developments subsequent to March 31, 2007, see:

•  our Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 filed with the SEC on May 16, 2008, which contained unaudited restated consolidated statements of operations for the three and six month periods ended June 30, 2007, unaudited restated consolidated statement of cash flows for the three and six month periods ended June 30, 2007 and unaudited restated consolidated balance sheet as at June 30, 2007 and audited restated consolidated balance sheet as at December 31, 2006;

•  our Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on May 16, 2008, which contained unaudited restated consolidated statements of operations for the three and nine month periods ended September 30, 2007, unaudited restated consolidated statement of cash flows for the three and nine month periods ended September 30, 2007 and unaudited restated consolidated balance sheet as at September 30, 2007 and audited restated consolidated balance sheet as at December 31, 2006; and

•  our other filings subsequent to August 21, 2007.

PART I.

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

The (unaudited) restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to March 31, 2007.

INDEX TO UNAUDITED RESTATED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Interim Financial Statements	F-5 to F-24

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	March 31, 2007	December 31, 2006
	(Unaudited)
	(as restated – note 3)	(as restated – note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,113	$567,249
Accounts receivable (note 4)	93,490	112,636
Deposits (note 5)	2,330	202,308
Prepaid expenses (note 6)	476,889	480,886
Total current assets	586,822	1,363,079

Property under development and equipment (note 7)	1,034,517	425,886
Assets under capital lease (note 8 and 11)	17,393,539	16,526,080
Deferred financing costs (note 9)	281,062	200,000
Other assets	5,558	5,506
	$19,301,498	$18,520,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness (note 10)	$1,885	$5,534
Accounts payable	1,376,298	117,371
Accrued professional fees	91,894	125,000
Current portion of obligation under capital lease (note 11 and 14)	25,082	18,993
Total current liabilities	1,495,159	266,898

Obligation under capital lease (note 11 and 14)	16,169,424	16,031,367
	17,664,583	16,298,265
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 13)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 and 101,500,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively (note 13))	10,410	10,410
Additional paid-in capital	5,939,922	5,554,459
Deficit accumulated during the development stage	(4,264,041)	(3,279,416)
Accumulated other comprehensive income	(49,376)	(63,167)
	1,636,915	2,222,286
Going concern (note 2 a))
Commitments (note 16)

	$19,301,498	$18,520,551

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31		Nov 29, 2004 (Inception) to March 31
	2007	___2006___	2007
	(as restated-note 3)		(as restated-note 3)
REVENUES	$—	$—	$—

OPERATING EXPENSES
Salaries and benefits (note 12)	660,297	—	2,813,639
General and administrative	271,364	9,448	1,273,189
Occupancy costs	40,506	—	140,150
Foreign exchange loss	3,417	—	5,952
Depreciation	9,041	—	31,111
	984,625	9,448	4,264,041

NET LOSS	$(984,625)	$(9,448)	$(4,264,041)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	101,500,000

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)Three Months ended March 31, 2007 and March 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542
Comprehensive Income:
Net loss for the three months ended March 31, 2006	—	—	—	(9,448)	—	(9,448)
Total Comprehensive Income						(9,448)
Balances, March 31, 2006	101,500,000	$10,150	$39,865	$(40,921)	$—	$9,094

Balances, December 31, 2006 (as restated – note 3)	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the three months ended March 31, 2007 (as restated - note 3)	—	—	—	(984,625)	—	(984,625)
Other comprehensive income (as restated - note 3)	—	—	—	—	13,791	13,791
Total Comprehensive Income						(970,834)
Stock-based compensation	—	—	385,463	—	—	385,463

Balances, March 31, 2007	104,096,500	$10,410	$5,939,922	$(4,264,041)	$(49,376)	$1,636,915

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,		November 29, 2004 (Inception) to March 31,
	2007	2006	2007
	(as restated – note 3)		(as restated – note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(984,625)	$(9,448)	$(4,264,041)
Items not involving cash:
Depreciation	9,041	—	31,111
Stock-based compensation	385,463	—	2,053,817
Changes in non-cash working capital balances:
Accounts receivable	19,146	—	(93,490)
Deposits	199,978	—	(2,330)
Prepaid expenses	3,997	3,125	(476,889)
Accounts payable	147,183	(2,000)	264,556
Accrued liabilities	(33,106)	3,600	91,894
Net cash (used in) provided by operating activities	(252,923)	(4,723)	(2,395,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	—	(200,000)
Bank indebtedness	(3,649)	—	1,885
Proceeds from issuance of common stock	—	—	3,896,515
Principal payment of capital lease obligation	(2,090)	—	(5,825)
Net cash (used in) provided by financing activities	(5,739)	—	3,692,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(62,382)	—	(523,018)
Assets under capital lease	(237,530)	—	(709,672)
Other assets	—	—	(5,506)
Net cash (used in) provided by investing activities	(299,912)	—	(1,238,196)

Effect of exchange rate changes on cash	5,438	—	(44,892)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(553,136)	(4,723)	14,113

CASH AND CASH EQUIVALENTS:
Beginning of period	567,249	13,390	—
End of period	$14,113	$8,667	$14,113

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$475,346	$—	$17,236,911
Cash paid for income taxes	—	—	353

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

Interim Financial Statements:

The accompanying interim consolidated financial statements of the Company as of March 31, 2007, for the three-month period ended March 31, 2007 and 2006 and for the period from November 29, 2004 (Inception) to March 31, 2007 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the restated December 31, 2006 consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007.

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

The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 13 “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease. The application of this policy is described in Note 8 and Note 14.

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

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, and the consolidated interim financial statements for the three month period ended March 31, 2007, the Company determined that the accounting for the foreign currency translation of its Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition the Company has reclassified bank indebtedness separate from cash and cash equivalents and has also reclassified deferred financing costs as a separate long-term asset from prepaid expenses. The effects of the restatement and the reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006	As previously reported	Restatement	As restated
ASSETS
Cash and cash equivalents	$561,715	$5,534	$567,249
Deposits	402,308	(200,000)	202,308
Property under development and equipment	438,467	(12,581)	425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
Deferred financing costs	—	200,000	200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	5,534	5,534
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
Changes in non-cash working capital balances:
Deposits	(402,308)	200,000	(202,308)
Other	(52,972)	52,972	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	200,000	200,000
Bank indebtedness	—	5,534	5,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	—	(50,331)	(50,331)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	5,534	553,859
CASH AND CASH EQUIVALENTS:
End of period	$561,715	$5,534	$567,249

There are no current and deferred income tax implications to this restatement.

The effects of the restatement and reclassifications on the consolidated balance sheet as of March 31, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three month period ended March 31, 2007 are as follows:

Consolidated balance sheet as at March 31, 2007	As previously reported	Restatement	As restated
ASSETS
Cash and cash equivalents	$12,229	$1,884	$14,113
Deposits	202,330	(200,000)	2,330
Prepaid expenses	557,951	(81,062)	476,889
Property under development and equipment	1,042,949	(8,432)	1,034,517
Assets under capital lease	17,946,583	(553,044)	17,393,539
Deferred financing costs	—	281,062	281,062
Other assets	5,506	52	5,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	1,885	1,885
Deficit accumulated during the development stage	(4,259,809)	(4,232)	(4,264,041)
Accumulated other comprehensive income	507,817	(557,193)	(49,376)

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of operations for the three months ended March 31, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$272,794	$(1,430)	$271,364
Foreign exchange loss	—	$3,417	$3,417
Depreciation	9,339	(298)	9,041

NET LOSS	$(982,936)	$(1,689)	$(984,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of cash flows for the three months ended March 31, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(982,936)	$(1,689)	$(984,625)
Items not involving cash:
Depreciation	9,339	(298)	9,041
Changes in non-cash working capital balances:
Prepaid expenses	(77,065)	81,062	3,997
Accounts payable	779,685	(632,502)	147,183
Other	3,452	(3,452)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	—	(3,649)	(3,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(613,821)	551,439	(62,382)
Effect of exchange rate changes on cash	—	5,438	5,438
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549,486)	(3,650)	(553,136)
CASH AND CASH EQUIVALENTS:
Beginning of period	561,715	5,534	567,249
End of period	$12,229	$1,884	$14,113

There are no current and deferred income tax implications to this restatement.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.	ACCOUNTS RECEIVABLE:

	March 31, 2007	December 31, 2006

Canadian federal government goods and services tax receivable	$93,490	$110,062
Overpayment of legal fee	—	2,574
	$93,490	$112,636

5.	DEPOSITS:

	March 31, 2007	December 31, 2006

Refundable deposit on storage tanks paid to related party (note 11)	$—	$200,000
Refundable deposit on head office lease utilities	1,031	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	866	858
Other non-refundable deposit	433	429
	$2,330	$202,308

6.	PREPAID EXPENSES:

	March 31, 2007	December 31, 2006

Prepaid rent for Barrie and head office leases (note 14)	$255,824	$253,454
Prepaid development costs for planned Sarnia location	205,612	202,479
Prepaid insurance	11,720	22,025
Prepaid other	3,733	2,928
	$476,889	$480,886

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

March 31, 2007 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	821,477	—	821,477
Computer equipment and software	36,886	11,255	25,631
Furniture and equipment	170,017	14,383	155,634
Leasehold improvements	36,995	5,220	31,775
	$1,065,375	$30,858	$1,034,517

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT (continued):

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	$213,818	$—	$213,818
Computer equipment and software	36,544	8,097	28,447
Furniture and equipment	163,468	10,028	153,440
Leasehold improvements	33,539	3,358	30,181
	$447,369	$21,483	$425,886

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

8.	ASSETS UNDER CAPITAL LEASE:

March 31, 2007 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$17,393,539	$—	$17,393,539

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$16,526,080	$—	$16,526,080

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

9.	DEFERRED FINANCING COSTS:

	March 31, 2007	December 31, 2006

Non-refundable retainer deposit paid to WestLB AG (note 16 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 16 c)	81,062	—
	$281,062	$200,000

10.	BANK INDEBTEDNESS:

	March 31, 2007	December 31, 2006

Indebtedness under corporate credit card	$1,885	$5,534

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS:

During the three months ended March 31, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

During the three months ended March 31, 2006, the Company utilized the office space and equipment of a stockholder at no cost. In April 2006, the Company entered into a lease for office space, as further discussed in note 14. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 14. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.In September 2006, the Company deposited $200,000 in trust with Aurora Beverage Corporation, a company owned by the same individual that owns Rosten, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

The trustee of Union Capital Trust line of credit (Note 10) is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common stock or 9.6%.

During the three months ended March 31, 2007, the Company purchased $740 (March 31, 2006 – nil) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

12.	STOCK OPTIONS:

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of Common Stock for issuance under the Plan.On April 12, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to its Chief Executive Officer. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	STOCK OPTIONS (continued):

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	STOCK OPTIONS (continued):

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	LEASE AGREEMENTS (continued):

Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007.

15.	INCOME TAXES:

The Company has incurred losses resulting from start-up costs. A valuation allowance has been recorded to fully offset any deferred tax asset because the future realization of the related income tax benefits is uncertain.

16	COMMITMENTS:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

16.	COMMITMENTS (continued):

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, and for the three month period ended March 31, 2007, we determined that the accounting for the foreign currency translation of our Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition, we reclassified certain items in the consolidated financial statements in order to conform with the presentation adopted in the current year. The effects of the restatement and reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006	As previously reported	Restatement	As restated
ASSETS
Cash and cash equivalents	$561,715	$5,534	$567,249
Deposits	402,308	(200,000)	202,308
Property under development and equipment	438,467	(12,581)	425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
Deferred financing costs	—	200,000	200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	5,534	5,534
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
Changes in non-cash working capital balances:
Deposits	(402,308)	200,000	(202,308)
Other	(52,972)	52,972	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	200,000	200,000
Bank indebtedness	—	5,534	5,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	—	(50,331)	(50,331)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	5,534	553,859
CASH AND CASH EQUIVALENTS:
End of period	$561,715	$5,534	$567,249

There are no current and deferred income tax implications to this restatement.

The effects of the restatement and reclassifications on the consolidated balance sheet as of March 31, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three month period ended March 31, 2007 are as follows:

Consolidated balance sheet as at March 31, 2007	As previously reported	Restatement	As restated
ASSETS
Cash and cash equivalents	$12,229	$1,884	$14,113
Deposits	202,330	(200,000)	2,330
Prepaid expenses	557,951	(81,062)	476,889
Property under development and equipment	1,042,949	(8,432)	1,034,517
Assets under capital lease	17,946,583	(553,044)	17,393,539
Deferred financing costs	—	281,062	281,062
Other assets	5,506	52	5,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	1,885	1,885
Deficit accumulated during the development stage	(4,259,809)	(4,232)	(4,264,041)
Accumulated other comprehensive income	507,817	(557,193)	(49,376)

Consolidated statement of operations for the three months ended March 31, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$272,794	$(1,430)	$271,364
Foreign exchange loss	—	$3,417	$3,417
Depreciation	9,339	(298)	9,041

NET LOSS	$(982,936)	$(1,689)	$(984,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of cash flows for the three months ended March 31, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(982,936)	$(1,689)	$(984,625)
Items not involving cash:
Depreciation	9,339	(298)	9,041
Changes in non-cash working capital balances:
Prepaid expenses	(77,065)	81,062	3,997
Accounts payable	779,685	(632,502)	147,183
Other	3,452	(3,452)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	—	(3,649)	(3,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(613,821)	551,439	(62,382)
Effect of exchange rate changes on cash	—	5,438	5,438

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549,486)	(3,650)	(553,136)
CASH AND CASH EQUIVALENTS:
Beginning of period	561,715	5,534	567,249
End of period	$12,229	$1,884	$14,113

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

During the three-month period ended March 31, 2007, we incurred costs and expenses totaling $984,625, including $660,297 in salaries and benefits, $271,364 in general and administrative expense, $40,506 in occupancy costs, $3,417 in foreign exchange losses and $9,041 in depreciation expense.

The general and administrative expense of $271,364 included legal and accounting fees of $91,526, consulting fees of $80,827, travel related costs of $51,136 and other miscellaneous costs totaling $47,875. Occupancy costs of $40,506 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange loss of $3,417 was due to the impact of the strengthening of the average rate of exchange between the US$ and the C$ dollar on the C$ expenses incurred by our Canadian subsidiaries during the quarter. During the three-month period ended March 31, 2006, our total expenses were $9,448. This significant increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan, described herein.

As a result, we incurred a net loss of $984,625 for the three-month period ended March 31, 2007 ($0.01 per share), compared to a net loss of $9,448 for three-month period ended March 31, 2006 (less than $.01 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $14,113 in cash and cash equivalents.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of March 31, 2007, we had an accumulated deficit of $4,264,042. For the three-month period ended March 31, 2007, we incurred a net loss of $984,625, and for the year ended December 31, 2006, we incurred a net loss of $3,247,943. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. We have estimated that the construction cost of our proposed two facilities to be approximately $454 million. The estimated cost of these facilities is based on the target EPC price range included in the AKSC term sheet executed on March 9, 2007 for our Barrie plant, engineering estimates and on WestLB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from AKSC for our Barrie plant in June 2007 and approximately 90 days later for Sarnia. Once executed, the EPC contracts will guarantee a fixed price for the Barrie and Sarnia plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee and change orders that we may request over the course of construction. While we will seek additional funding to deal with any adverse contingencies that may arise before construction is completed, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances, if they occur.

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

In the course of evaluating our internal controls over financial reporting as at March 31, 2007, management has identified the following weaknesses:

•

Segregation of Duties – Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated resulting in a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

•

Financial Reporting Process – A weakness existed in regard to our financial reporting process as it related to accounting for foreign currency translations beginning in 2006 that necessitated the restatement of results for the year ended December 31, 2006 and for the three month period ended March 31, 2007. The spreadsheet used to prepare our consolidated financial statements has been improved and is expected to be replaced with a multi-currency, multi-site accounting software in 2008.

We rely on certain compensating controls, including substantive periodic review of the financial statements by our Chief Executive Officer and Audit Committee.

CHANGES IN INTERNAL CONTROLS

           There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None

ITEM 2.	CHANGES IN SECURITIES - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION – None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

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

Dated: May 19, 2008	NORTHERN ETHANOL, INC. (Registrant) By:___s/Gordon Laschinger___________ Gordon Laschinger, Chief Executive Officer & President