Form 10-Q
period 2008-06-30
NORTHERN ETHANOL, INC.
filed 2008-08-14
CIK 1323923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to _______

Commission File Number: 000-51564

NORTHERN ETHANOL, INC

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction

of incorporation or organization)

34-2033194

(IRS Employer Identification No.)

193 King Street East

Suite 300

Toronto, Ontario, M5A 1J5, Canada

(Address of principal executive offices)

(416) 366-5511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

          As of August 14, 2008, there were 104,096,500 shares of Northern Ethanol, Inc. common stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,877	$9,622
Accounts receivable (note 3)	51,817	30,136
Deposits (note 4)	11,964	12,307
Prepaid expenses (note 5)	298,674	327,444
Total current assets	379,332	379,509

Property under development and equipment (note 6)	1,685,427	1,426,882
Assets under capital lease (notes 7 and 10)	23,718,712	22,749,105
Deferred financing costs (note 8)	345,121	341,883
Other assets	6,293	6,473
	$26,134,885	$24,903,852
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Bank indebtedness (note 9)	$7,588	$519,834
Accounts payable (note 10)	1,152,359	4,477,441
Accrued liabilities (note 10)	355,166	161,350
Due to related party (note 10)	7,791,900	1,055,871
Current portion of obligation under capital lease (note 13)	32,972	31,951
Total current liabilities	9,339,985	6,246,447

Obligation under capital lease (note 13)	18,258,258	18,808,747
	27,598,243	25,055,194
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 12)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively (note 12))	10,410	10,410
Additional paid-in capital	6,659,290	6,526,827
Deficit accumulated during the development stage	(8,298,473)	(6,856,914)
Accumulated other comprehensive income	165,415	168,335
	(1,463,358)	(151,342)
Going concern (note 2 a))
Commitments (note 15)
Contingency (note 16)
	$26,134,885	$24,903,852

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30		Nov 29, 2004 (Inception) to June 30
	2008	2007	2008	2007	2008
REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Salaries and benefits (note 11)	417,858	659,885	807,692	1,320,182	5,159,649
General and administrative	236,997	353,243	410,109	624,607	2,516,752
Occupancy costs	48,557	44,965	97,020	85,471	378,001
Foreign exchange loss (gain)	(4,925)	(32,289)	16,615	(28,872)	4,812
Depreciation	11,389	10,131	22,614	19,172	85,929
Interest	46,866	12,727	87,509	12,727	153,330
	756,742	1,048,662	1,441,559	2,033,287	8,298,473

NET LOSS	$(756,742)	$(1,048,662)	$(1,441,559)	$(2,033,287)	$(8,298,473)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	104,096,500	104,096,500	104,096,500

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income

(Unaudited)

Six Months ended June 30, 2008 and June 30, 2007

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the six months ended June 30, 2007	—	—	—	(2,033,287)	—	(2,033,287)
Other comprehensive income	—	—	—	—	143,951	143,951
Total Comprehensive Income						(1,889,336)
Stock-based compensation	—	—	703,891	—	—	703,891
Balances, June 30, 2007	104,096,500	$10,410	$6,258,350	$(5,312,703)	$80,784	$1,036,841

Balances, December 31, 2007	104,096,500	$10,410	$6,526,827	$(6,856,914)	$168,335	$(151,342)
Comprehensive Income:
Net loss for the six months ended June 30, 2008	—	—	—	(1,441,559)	—	(1,441,559)
Other comprehensive income	—	—	—	—	(2,920)	(2,920)
Total Comprehensive Income						(1,444,479)
Stock-based compensation	—	—	132,463	—	—	132,463
Balances, June 30, 2008	104,096,500	$10,410	$6,659,290	$(8,298,473)	$165,415	$(1,463,358)

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30		Six months ended June 30,		Nov 29, 2004 (Inception) to June 30
	2008	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(756,742)	$(1,048,662)	$(1,441,559)	$(2,033,287)	$(8,298,473)
Items not involving cash:
Depreciation	11,389	10,131	22,614	19,172	85,929
Stock-based compensation	86,962	318,428	132,463	703,891	2,773,185
Unrealized foreign exchange loss (gain)	(4,516)	25,834	12,252	25,834	12,252
Changes in non-cash working capital balances:
Accounts receivable	(4,744)	(67,051)	(22,804)	(47,905)	(52,940)
Deposits	—	5,845	—	205,823	(12,307)
Prepaid expenses	11,260	15,893	19,984	19,890	(307,460)
Accounts payable	(256,262)	192,530	(209,291)	339,713	680,011
Accrued liabilities	59,351	57,543	183,590	24,437	344,940
Net cash (used in) provided by operating activities	(853,302)	(489,509)	(1,302,751)	(742,432)	(4,774,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(43,576)	—	(43,576)	(263,764)
Bank indebtedness	(3,559)	473,839	(512,021)	470,190	7,813
Due to related party	5,806,413	92,002	6,765,436	92,002	7,821,307
Proceeds from issuance of common stock	—	—	—	—	3,896,515
Principal payment of capital lease obligation	(59,625)	—	(59,625)	(2,090)	(65,450)
Net cash (used in) provided by financing activities	5,743,229	522,265	6,193,790	516,526	11,396,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property under development and equipment	(234,711)	(35,930)	(244,711)	(98,312)	(1,235,902)
Assets under capital lease	(4,638,712)	—	(4,638,712)	(237,530)	(5,348,384)
Other assets	—	—	—	—	(5,506)
Net cash (used in) provided by investing activities	(4,873,423)	(35,930)	(4,883,423)	(335,842)	(6,589,792)

Effect of exchange rate changes on cash	(225)	(8,182)	(361)	(2,743)	(14,889)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	16,279	(11,356)	7,255	(564,491)	16,877

CASH AND CASH EQUIVALENTS:
Beginning of period	598	14,114	9,622	567,249	—
End of period	$16,877	$2,758	$16,877	$2,758	$16,877

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$—-	$737,671	$—-	$1,213,017	$16,761,565
Additions to property under development and equipment	55,328	201,549	74,727	726,883	462,963
Income taxes paid	—-	—-	—-	—	353
Interest paid	15,930	—-	15,930	—-	17,088

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

Interim Financial Statements:

The accompanying interim consolidated financial statements of the Company as of June 30, 2008, for the three and six month periods ended June 30, 2008 and 2007 and for the period from November 29, 2004 (Inception) to June 30, 2008 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007. Changes in accounting policies adopted by the Company effective January 1, 2008 are set out in note 2 n).

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

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated on consolidation.

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

Translation adjustments are included as a separate component of stockholders’ equity (deficiency) as accumulated other comprehensive income.

The Company and its subsidiaries translate foreign currency transactions into the Company’s functional currency at the exchange rate effective on the transaction date. Monetary items denominated in foreign currencies are translated into the functional currency at exchange rates in effect at the balance sheet date. Foreign exchange gains and losses are included in income.

k)	Income taxes:

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that the full benefit of the deferred tax assets will not be realized. In June2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was adopted by the Company effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

The carrying value of cash and cash equivalents, bank indebtedness, accrued liabilities and accounts payable approximates fair value due to the short period of time to maturity. The carrying value of the obligation under capital lease approximates fair value as the discount rate of 12% in the capital lease approximates current market rates of interest available to the Company for the same or similar debt instruments.

In February2006, the Financial Standards Board (“FASB”) issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No.155 also clarifies and amends certain other provisions of SFAS No.133 and 140. This statement is effective for all financial instruments acquired or issued in by the Company on or after January 1, 2007. The adoption SFAS No.155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

n)	Change in Accounting Policies:

In September2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No.157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted SFAS No.157 effective January 1, 2008. The adoption of SFAS No.157 did not have a material impact on the Company’s consolidated financial statements or results of operations.

In September2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No.158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No.158 amends SFAS No.87, “Employers’ Accounting for Pensions,” and SFAS No.106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No.158 were effective for the Company’s year ended December31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2008. The adoption of SFAS No.158 did not have a material impact on the Company’s consolidated financial statements or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 159 effective January 1, 2008. The adoption SFAS No.159 did not have a material impact on the Company’s consolidated financial statements or results of operations.

o)	Recent Accounting Pronouncements:

In December 2007, the FASB issued a revised standard, SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS No. 141R requires that most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at “full fair value”

•	Most acquisition-related costs would be recognized as expenses as incurred

•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date

•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as of the acquisition date

•	An acquisition date gain is reflected for a “bargain purchase”

•	For step acquisitions, the acquirer re-measures its non-controlling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income

•	A number of other significant changes from the previous standard related to taxes and contingencies

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No.141R is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

In December 2007, the FASB issued a revised standard SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No.160 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In March2008, the FASB issued Statement of Financial Accounting Standards No.161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No.133”(“SFAS No. 161”). This statement requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of derivative instruments and gains and losses thereon. The statement is effective for periods beginning on or after November15, 2008. The adoption of SFAS No.161 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. The statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No.162 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

3.	ACCOUNTS RECEIVABLE:

	June 30, 2008	December 31, 2007

Canadian federal government Goods and Services tax receivable	$51,817	$30,136

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.	DEPOSITS:

	June 30, 2008	December 31, 2007

Refundable deposit on non-binding letter of intent for Sarnia land purchase	$9,807	$10,088
Refundable deposit on head office lease utilities	1,167	1,200
Refundable deposit on non-binding letter of intent for Sarnia lease	980	1,009
Refundable deposit on non-binding letter of intent for Niagara Falls land purchase	10	10
	$11,964	$12,307

5.	PREPAID EXPENSES:

	June 30, 2008	December 31, 2007

Prepaid rent for Barrie and head office leases (note 13)	$289,668	$297,966
Prepaid insurance	2,711	21,452
Prepaid other	6,295	8,026
	$298,674	$327,444

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

June 30, 2008	Cost	Accumulated Depreciation	Net book Value

Properties under development	$1,487,994	$—	$1,487,994
Computer equipment and software	52,091	33,437	18,654
Furniture and equipment	193,780	40,508	153,272
Leasehold improvements	41,890	16,383	25,507
	$1,775,755	$90,328	$1,685,427

December 31, 2007	Cost	Accumulated Depreciation	Net book Value

Properties under development	$1,203,619	$—	$1,203,619
Computer equipment and software	50,784	25,697	25,087
Furniture and equipment	199,331	31,702	167,629
Leasehold improvements	43,090	12,543	30,547
	$1,496,824	$69,942	$1,426,882

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT (continued):

During the six months ended June 30, 2008, the Company capitalized $249,707 of engineering and site design costs and $67,009 of legal advisory costs to the cost of property under development at the Barrie, Ontario, Sarnia, Ontario and Niagara Falls, New York locations that are being developed into ethanol production facilities. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful life.

7.	ASSETS UNDER CAPITAL LEASE:

June 30, 2008	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$23,718,712	$—	$23,718,712

December 31, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$22,749,105	$—	$22,749,105

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

During the six months ended June 30, 2008, the Company capitalized interest costs of $1,103,631 lessor’s operating cost charges of $304,557 and property tax of $217,541 to the cost of the assets under capital lease at the Barrie property that is being developed into an ethanol production facility. The Company will not capitalize costs to assets under capital lease beyond what is recoverable from operations. Depreciation of assets under capital lease will commence once they are determined to be available for their intended use. The assets will be depreciated over the lesser of their estimated useful life or the remaining lease term.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.	DEFERRED FINANCING COSTS:

	June 30, 2008	December 31, 2007

Non-refundable retainer paid to WestLB AG (note 15 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 15 c)	145,121	141,883
	$345,121	$341,883

9.	BANK INDEBTEDNESS:

	June 30, 2008	December 31, 2007

Indebtedness under Line of Credit Agreement	$—	$511,579
Indebtedness under corporate credit card	7,588	8,255
	$7,588	$519,834

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

10.	RELATED PARTY BALANCES AND TRANSACTIONS:

	June 30, 2008	December 31, 2007

Indebtedness under LDR Line of Credit Agreement	$7,791,900	$1,055,871

On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora Beverage Corporation (“Aurora”), wherein Aurora agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest was due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended (the “First Amendment”) to increase the maximum principal amount of the loan to $2 million. On March 7, 2008, the Company entered into an amendment (the “Second Amendment”) wherein as a result of a reorganization, the lender was changed to LDR Properties Inc. (“LDR”), the line of credit was increased from $2,000,000 to $8,000,000 and the due date for this line of credit was amended from July 8, 2008, to July 8, 2009. Effective June 30, 2008, the Line of Credit Agreement with LDR was amended (the “Third Amendment”) to increase the maximum principal amount of the loan to $12 million. The principal and interest outstanding on this line of credit is now due on July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. As of June 30, 2008, a principal amount of $7,791,900 was outstanding under this LDR line of credit and interest of $96,412 was accrued as an accrued liability. All draws on the LDR line of credit are subject to review and approval of the lender, who has not denied any of the Company’s requests to date.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS (continued):

Aurora Beverage Corporation and LDR Properties Inc, both Ontario corporations, are companies owned by the same individual that owns Fercan Developments Inc. (“Fercan”). Fercan owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

During the six months ended June 30, 2008, the Company received advances of $482,005 from the Company’s Chairman, President and Chief Executive Officer that were repaid on June 30, 2008 from advances under the LDR line of credit. The Company has not reimbursed the Company’s Chairman, President and Chief Executive Officer for expenses in the amount of $123,309 incurred on behalf of the Company. This amount is included in accounts payable at June 30, 2008.

The trustee of the Union Capital Trust Line of Credit (note 9) is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

In April 2006, the Company, through a Canadian subsidiary, entered into a lease for its head office space, as further discussed in note 13. Also in April 2006, the Company, through another Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 13. These leases were entered into with Fercan. Lease payments due to Fercan of $3,366,522 that were included in accounts payable at December 31, 2007 and lease payments of $1,824,654 for the six months ended June 30, 2008 were paid on June 30, 2008 from advances under the LDR line of credit.

In September 2006, the Company deposited $200,000 in trust with Aurora, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

During the six months ended June 30, 2008, the Company incurred legal fees and expenses of $21,058 (2007 - $34,471) with Andrew I. Telsey, P.C. for corporate and securities counsel. The amount due to Andrew I. Telsey, P.C of $67,670 was included in accounts payable at June 30, 2008. Andrew I. Telsey, the Company’s Corporate Secretary and one of its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the six months ended June 30, 2008, the Company incurred consulting fees of $44,131 (2007 - $39,652) with Frank Klees. That amount was included in accrued liabilities at June 30, 2008 and an additional amount of $46,778 due to Frank Klees was included in accounts payable at June 30, 2008. Frank Klees is one of the Company’s directors.

During the six months ended June 30, 2008, the Company purchased $nil (2007 - $1,857) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer.

All transactions with related parties are at arm’s length.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	STOCK OPTIONS:

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of Common Stock for issuance under the Plan.

A summary of the status of Company’s stock option plan as of June 30, 2008 and of changes in options outstanding under the Company’s plan during the six month period ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008 and December 31, 2007	5,090,000	$1.00

Options exercisable at June 30, 2008	3,894,909	$1.00
Non-vested options at June 30, 2008	1,195,091	$1.00

Stock options outstanding as of June30, 2008, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	5,090,000	3.21	$1.00	3,894,909	$1.00

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2% to 5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	3.2%
Expected dividends	None

The fair value of the options granted as determined above was $3,387,382, of which $132,463 was expensed during the six month period ended June 30, 2008 (June 30, 2007 – $703,891). The weighted average fair value per share for the options granted above was $0.66.

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

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$1,113,074	$88,261	$1,201,335
2009	2,226,149	176,523	2,402,672
2010	2,226,149	176,523	2,402,672
2011	2,226,149	73,551	2,299,700
2012	2,226,149	—	2,226,149
Thereafter	47,007,373	—	47,007,373
Total minimum lease payments	$57,025,043	$514,858	$57,539,901
Less amount representing interest of 12%	38,733,813
	18,291,230
Less current portion	32,972
	$18,258,258

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

The lease requires total payments of C$58,148,437 ($57,025,043) over the remaining term of the lease, of which C$39,496,870 ($38,733,813) is interest and C$18,651,567 ($18,291,230) is the repayment of the capital lease principal amount. The capital lease principal will be paid down by C$33,621 ($32,972) as a result of monthly lease payments that will be made over the next year.

During the three-month period ended June 30, 2008, the outstanding monthly lease payments under the Barrie lease totaling C$4,703,334 ($4,638,712) and under the Head Office lease totaling C$195,000 ($192,246) that had been previously deferred under agreement with the lessor from February 2007 and June 2007 respectively, were paid.

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

In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006 and then reclassified and capitalized to property under development on July 30, 2007 with the execution of the Agreement of Purchase and Sale with LANXESS Inc. described in note 15 d). The remaining balance of $30,000 due to Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

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

The Company paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets to be used towards West LB’s costs and expenses in connection with financing. The Company will also pay WestLB’s costs and expenses in connection with the financing. During the six months ended June 30, 2008, the Company incurred $4,229 towards WestLB’s costs and expenses. This payment has been recorded as a deferred financing cost at June 30, 2008. In the event that the WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points.

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

d)

On July 30, 2007 and as amended on June 26, 2008, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($441,306) by March 31, 2009, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($441,306), it will pay LANXESS a non-refundable amount of C$100,000 ($98,068) immediately, C$325,000 ($318,721) when the construction of the ethanol plant begins and C$325,000 ($318,721) when the ethanol plant commences operation for a total of C$750,000 ($735,510) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by June 30, 2009, LANXESS has the option to reacquire the land for C$450,000 ($441,306). The Company paid a refundable interest bearing deposit amount of C$10,000 ($9,807) on execution of the Agreement.

e)

On December 18, 2007 and as first amended on March 14, 2008 and as second amended on May 16, 2008, the Company entered into a Purchase and Sale Agreement with Praxair Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY. The cost of this property is $5,000,010, payable as follows: (i) a refundable payment of $10 on execution of the Agreement; (ii) $100,000 to be paid within ten (10) days after receipt of a fully executed Brownfield Site Cleanup Agreement by and between the Company and the Commission of the New York State Department of Environmental Conservation, (iii) the sum of Four Million Nine Hundred Thousand ($4,900,000) on the date that funding is available to the Company under all agreements related to the financing of the construction of an ethanol production facility at this location. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, the environmental test data necessary to qualify for the New York State Brownfield Cleanup Program Governmental Incentive Program, the zoning and permitting for use as an ethanol production facility and the Company obtaining financing for the land purchase and plant construction. If the Company terminates the Agreement due to failure to have these conditions satisfied then it will receive a refund of its deposits together with any interest thereon.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	COMMITMENTS (continued):

f)

On March 12, 2008, the Company entered into a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C”) for the development of an engineering, procurement and construction (“EPC”) contract for its proposed ethanol plant to be located in Sarnia, Ontario, Canada. The term sheet provides that SK E&C will deliver an EPC contract price within 5½ months (October 2008) of the execution of a Phase 2 Project Development Agreement with Delta (note 15 g)) whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. If that price is acceptable, the Company expects to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. In the event that the Company does not execute an EPC contract with SK E&C, it will be required to pay a cancellation fee of $300,000.

g)

Effective May 5, 2008, the Company executed a Phase 2 Project Development Agreement (“Phase 2 Agreement”) with Delta for the Company’s proposed ethanol plant to be located in Sarnia, Ontario, Canada on the payment of a $200,000 non-refundable fee. Under this Phase 2 Agreement, Delta will provide a preliminary site layout, a preliminary mass and energy balance and a preliminary process flow diagram for the proposed plant, as well as process emissions data to assist with environmental permitting, system design specifications and a basic process engineering package suitable for estimating construction cost. A further non-refundable fee of $200,000 shall be paid to Delta on delivery of the basic process engineering package. The Company will also reimburse Delta for all travel and related expenses incurred in connection with this Phase 2 Agreement. Delta’s sole remedy in the event the Phase 2 Agreement is breached by the Company is limited to the non-refundable fees of $400,000. The relationship between Delta and the Company is exclusive during the five-year term of the Phase 2 Agreement whereby the Company has agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at the Sarnia location and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreement made with another ethanol plant technology vendor.

16.	CONTINGENCY:

On December 21, 2007, the Company received a Notice of Application (“Application”) between North American (Park Place) Corporation (“Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application is scheduled to be heard before a judge of the Ontario Superior Court of Justice on October 10, 2008.

The Company believes that the current zoning for the property does permit the production of ethanol and the possibility of the Applicant’s claim being successful is remote. The Company intends to vigorously pursue its defense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2008 and 2007

During the three-month periods ended June 30, 2008 and 2007, we did not generate any revenues.

During the three-month period ended June 30, 2008, we incurred costs and expenses totaling $756,742, including $417,858 in salaries and benefits, $236,997 in general and administrative expense, $48,557 in occupancy costs, a foreign exchange gain of $4,925, $11,389 in depreciation expense and $46,866 in interest expense.

The general and administrative expense of $236,997 included legal and accounting fees of $81,863, consulting fees of $52,277, travel related costs of $42,418 and other miscellaneous costs totaling $60,439. Occupancy costs of $48,557 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange gain of $4,925 occurred due to the impact of the weakening of the US$ dollar against the C$ dollar during the period on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $46,866 arose on the LDR Properties Inc. (“LDR”) line of credit and on advances from our Chairman, President and Chief Executive Officer that were repaid on June 30, 2008. The interest rate on the LDR line of credit and the advances from our Chairman, President and Chief Executive Officer the rate is 8% per annum. Interest amounts of $39,128 and $7,466 were accrued on funds borrowed from these financing sources respectively in the current quarter.

During the three-month period ended June 30, 2007, our total expenses were $1,048,662, including $659,885 in salaries and benefits, $353,243 in general and administrative expense, $44,965 in occupancy costs, a foreign exchange gain of $32,289, $10,131 in depreciation expense and $12,727 in interest expense. Salaries and benefits declined $242,027 in the three-month period ended June 30, 2008 from the same period in 2007 primarily due to a $231,466 decline in stock based compensation expense in the current period. General and administrative expenses fell $116,246 from the same period last year when we incurred legal and accounting costs of $79,043 associated with due diligence on the aborted Quad County Corn Processors acquisition and consulting costs of $33,486 for assistance with establishing our corporate governance and human resource policies. The foreign exchange gain was greater in the three-month period ended June 30, 2007 than in the three-month period ended June 30, 2008 as the Canadian dollar appreciated by 7.7% against the US dollar in the second quarter of 2007 compared to by 0.7% in second quarter of 2008. Interest costs in three-month period ended June 30, 2008 increased $34,139 over the same period in the prior year due to borrowings growth needed to fund continued development.

          As a result, we incurred a net loss of $756,742 for the three-month period ended June 30, 2008 ($0.01 per share), compared to a net loss of $1,048,662 for three-month period ended June 30, 2007 ($.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2008 and 2007

During the six-month periods ended June 30, 2008 and 2007, we did not generate any revenues.

During the six-month period ended June 30, 2008, we incurred costs and expenses totaling $1,441,559, including $807,692 in salaries and benefits, $410,109 in general and administrative expense, $97,020 in occupancy costs, a foreign exchange loss of $16,615, $22,614 in depreciation expense and $87,509 in interest expense.

The general and administrative expense of $410,109 included legal and accounting fees of $111,534, consulting fees of $104,686, travel related costs of $82,158 and other miscellaneous costs totaling $111,731. Occupancy costs of $97,020 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange loss of $16,615 occurred due to the impact of the strengthening of the US$ dollar against the C$ dollar during the period on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $87,509 arose on the

Union Capital Trust (“Union”), LDR Properties Inc. (“LDR”) lines of credit and on advances from our Chairman, President and Chief Executive Officer. The Union line of credit was repaid at the maturity of the Line of Credit Agreement on March 31, 2008 with funds borrowed under the Company’s line of credit with LDR and the advances from our Chairman, President and Chief Executive Officer were repaid on June 30, 2008 also by funds borrowed from LDR. The interest rate on the Union line of credit is 12% per annum and on the LDR line of credit and the advances from our Chairman, President and Chief Executive Officer the rate is 8% per annum. Interest amounts of $15,137, $63,295 and $8,604 were accrued on funds borrowed from these financing sources respectively during the six-month period ended June 30, 2008.

During the six-month period ended June 30, 2007, our total expenses were $2,033,287, including $1,320,182 in salaries and benefits, $624,607 in general and administrative expense, $85,471 in occupancy costs, a foreign exchange gain of $28,871, $19,172 in depreciation expense and $12,727 in interest expense. Salaries and benefits declined $512,490 in the six-month period ended June 30, 2008 from the same period in 2007 primarily due to a $571,428 decline in stock based compensation expense in the current period, that was partially offset by the impact of the 11% appreciation of the Canadian dollar against the US dollar on salaries and benefits paid in Canadian dollars. There was no change in the number of employees or the Canadian dollar salary amounts paid from the same six-month period in 2007. General and administrative expenses fell $214,392 from the same period last year when we incurred legal and accounting costs of $79,043 associated with due diligence on the aborted Quad County Corn Processors acquisition, legal and accounting costs of $26,632 in regard to a pending registration statement with the SEC, legal costs of $16,430 prior to securing a land purchase agreement in Sarnia and consulting costs of $57,709 for assistance with establishing our corporate governance and human resource policies. A foreign exchange gain was recorded in the six-month period ended June 30, 2007 as the Canadian dollar appreciated against the US dollar in the period whereas in the same six-month period in 2008 it weakened resulting in a foreign exchange loss. Interest costs in six-month period ended June 30, 2008 increased $74,782 over the same period in the prior year due to borrowings growth needed to fund continued development.

As a result, we incurred a net loss of $1,441,559 for the six-month period ended June 30, 2008 ($0.01 per share), compared to a net loss of $2,033,287 for six-month period ended June 30, 2007 ($0.02 per share).

We do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until late 2010, or we successfully acquire an operating ethanol plant. Accordingly the following is our Plan of Operation.

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

We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

•

Barrie, Ontario, Canada; 108 million gallons – This 35 acre site has been obtained under a 25 year lease with two ten year renewal options at the then current market for comparable properties. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. We are leasing our Barrie site and our Head Office space from Fercan Developments Inc., a company that owns 10,000,000 shares of our outstanding Common Stock, or 9.6% interest.

•

Sarnia, Ontario, Canada; 108 million gallons – Effective July 30, 2007 and as amended on June 26, 2008, we entered into an Agreement of Purchase and Sale (the “Lanxess Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada where we intend to build an ethanol plant. The Lanxess Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. Closing of this acquisition is to take place no later than March 31, 2009.

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

The Agreement also provides for additional payments to Lanxess of C$750,000 in consideration for Lanxess’ efforts to undertake significant efforts to re-engineer existing infrastructure presently located on the property as required to allow for the construction of our ethanol plant, as well as support necessary for technical interfaces with our development of the land. The Lanxess Agreement provides for us to partially compensate Lanxess for these efforts by payment of the aggregate sum of C$750,000, with a non-refundable amount of C$100,000 to be paid upon our satisfaction and waiver of the conditions discussed above. The remaining C$650,000 shall be paid in two equal installments of C$325,000. The first such installment shall be paid on or before the date which is the date the contractor under the EPC Contract begins construction of our ethanol plant and the second such installment shall be paid on or before commencement of the operation of our proposed ethanol plant. If after closing of the Lanxess Agreement we have not commenced construction of our ethanol plant under the EPC Contract by June 30, 2009, Lanxess has the option to reacquire the land for C$450,000. We paid the refundable interest bearing deposit amount of C$10,000 on execution of the Lanxess Agreement. On Closing, this deposit amount shall be credited to the purchase price.

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

•

Niagara Falls, New York; 108 million gallons – On December 18, 2007 and as first amended on March 14, 2008 and as second amended on May 16, 2008, we entered into a Purchase and Sale Agreement with Praxair, Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY, where we intend to build an ethanol plant. The cost of this property is $5,000,010, payable as follows: (i) an earnest money payment of Ten Dollars ($10) made simultaneously with the execution of the Agreement; (ii) a further sum of One Hundred Thousand Dollars ($100,000) to be paid within ten (10) days after our receipt of a fully executed Brownfield Site Cleanup Agreement by and between us and the Commission of the New York State Department of Environmental Conservation; (iii) the sum of Four Million Nine Hundred Thousand Dollars ($4,900,000) on the date that funding is available to the Company under all agreements related to the financing of the construction of an ethanol production facility at this location.

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

The Agreement also provides for the parties to enter into negotiations to complete a Service Agreement whereby Praxair will provide water from its exiting pump house in an amount sufficient to allow us to operate our proposed ethanol plant and ancillary operations, provide easements, right-of-ways and other rights as we may require to utilize Praxair’s river discharge facilities that are adjacent to the property, as well as to access the property, utilize the necessary utility services that will be required to operate the proposed ethanol facility and ancillary operations, if permitted, assign to us the rights to utilize the existing CSX Transportation (“CSX”) rail lines, or otherwise assist us in obtaining a new agreement with CSX in order to allow us access to the existing rail lines. The acquisition of the Property is not conditional upon our reaching mutually acceptable terms with Praxair for such Service Agreement. The failure to reach such an agreement could have a materially negative impact on our ability to develop an ethanol plant on the Property. In the event terms of a mutually acceptable Service Agreement are not reached and a relevant agreement executed within ten (10) days prior to closing, either party to the Agreement has the right to cancel and terminate the Agreement.

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

The potential drawbacks of these locations include higher transportation costs for feedstock and higher property costs. While no assurances can be provided, we believe that this will be offset by the reduced cost of transporting ethanol because of proximity to the end use market.

Based on the target price range of $180 million to $200 million stated in the EPC term sheet we executed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant, a maximum price of $204 million stated in the EPC term sheet we executed March 12, 2008 with SK

Engineering & Construction Co. Ltd. (“SK E&C”) for our Sarnia plant, discussions with Delta-T, and our indicative term sheet executed December 13, 2006 with WestLB AG, (“WestLB”), each discussed below, as of the date of this Report, we estimate that the Barrie, Sarnia and Niagara Falls plants will cost $688 million combined as per the following table:

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

We paid a non-refundable retainer of $200,000 to WestLB on execution of the engagement letter and indicative term sheets using funds from the net proceeds of $3,846,500 received from our September 2006 private placement. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We also agreed to pay WestLB’s costs and expenses in connection with the financing. As of the date of this Report, we have paid $110,526 for costs incurred by WestLB’s legal and engineering advisors from funds borrowed under our Line of Credit Agreements with LDR Properties Inc. (formerly Aurora Beverage Corporation) and Union Capital Trust. There is no termination date to the WestLB engagement letter. WestLB has indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

With the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between us and SinoUp & Rise Ltd. of Beijing, China that contained a provision giving SinoUp & Rise Ltd. the right to nominate the EPC Contractor became effective. Under the terms of the Bond Term Sheet, on condition of WestLB successfully completing the arrangement of our senior debt and subordinate debt financing, SinoUp & Rise Ltd. agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the WestLB senior and subordinated debt financing. During the first two years from advance, the convertible bond will not pay interest but will instead accrue that interest as principal at an unpaid coupon rate of LIBOR plus 10%. Thereafter, the convertible bond will pay interest at LIBOR plus 15%, and the principal shall be repaid on a straight line basis until maturity. The convertible bond holder shall be able to convert the unamortized amount of the bond into shares of our Common Stock at a debt to share conversion price of $3.00 per share after the first two years from advance. For conversion purposes, the unamortized amount shall not exceed the original principal amount of $90 million. Any conversion resulting in the convertible bond holder holding more than 10% of our equity ownership will result in the convertible bond holder receiving a seat on our Board of Directors.

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

Although Delta has been involved in 120 alcohol production projects for fuel, beverage, and industrial customers on five continents, it has no previous experience developing or constructing ethanol plants in Canada. The construction of ethanol plants using Delta technology is carried out by construction contractors. On March 9, 2007, we executed a term sheet for the development of an engineering, procurement and construction (“EPC”) contract for the Barrie site with Aker Kvaerner Songer Canada Ltd. (“AKSC”), because of their extensive experience in the construction of power plants in the United States and Canada, However as we did not pay the non-refundable fee of $500,000 to AKSC for executing the term sheet and as AKSC is no longer working with Delta, the AKSC agreement was effectively terminated during the fourth quarter of 2007. Since that time, we have been negotiating with other large, experienced EPC contractors that are acceptable to Delta for construction of ethanol plants at each of our three proposed locations. Effective March 12, 2008, we executed a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C’) of Seoul, South Korea for the development of an engineering, procurement and construction (“EPC”) contract for our proposed ethanol plant to be located in Sarnia, Ontario, Canada. We expect to receive the EPC contract price from SK E&C within 5½ months (October 2008) of the Phase 2 Project Development Agreement that we executed with Delta effective May 5, 2008 on our payment of a $200,000 non-refundable fee. Under this Phase 2 Project Development Agreement, Delta will provide a preliminary site layout, a preliminary mass and energy balance and a preliminary process flow diagram for the proposed plant, as well as process emissions data to assist with environmental permitting, system design specifications and a basic process engineering package suitable to allow SK E&C to develop an EPC contact price. A further non-refundable fee of $200,000 shall be paid to Delta on delivery of the basic process engineering package. We are also responsible to reimburse Delta for all travel and related expenses incurred in connection with this Phase 2 Agreement. Delta’s sole remedy in the event that we breach the Phase 2 Agreement is limited to the non-refundable fees of $400,000. The relationship between Delta and us is deemed exclusive during the five-year term of the Phase 2 Agreement. We have agreed to use our best efforts to enter into an EPC contract or a technology agreement with Delta at our Sarnia location and if we fail to do so, to give them a first right of refusal for 60 days to assume any agreement made with another ethanol plant technology vendor.

          If the EPC contract price then provided by SK E&C is acceptable, we expect to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. Construction would take place over an 18 to 22 month period so ethanol production at our Sarnia location is not expected to begin until the fourth quarter of 2010 at the earliest as of the date of this Report. In the event that we do not execute an EPC contract with SK E&C, we will be required to pay a cancellation fee of $300,000.

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

We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during the fourth quarter of 2008. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the third quarter of 2008. As of the date of this Report, we have not filed a site plan permit for our proposed Niagara Falls, New York site.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had $16,877 in cash and cash equivalents.

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

On July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest was due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2,000,000. On March 7, 2008, the Aurora Line of Credit Agreement was further amended, as a result of a reorganization, to change the lender to LDR Properties Inc. (“LDR”), to increase the loan principal amount to $8,000,000 and to extend the due date to July 8, 2009. Effective June 30, 2008, the Line of Credit Agreement with LDR was amended to increase the maximum principal amount of the loan to $12,000,000. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. All draws on the LDR (formerly Aurora) line of credit are subject to review and approval of the lender, who has not denied any of our requests to date. LDR, an Ontario corporation, is a company owned by the same individual that owns Fercan Developments Inc. (“Fercan”). Fercan owns 10,000,000 shares of our outstanding Common Stock, or 9.6%

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

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$1,113,074	$88,261	$1,201,335
2009	2,226,149	176,523	2,402,672
2010	2,226,149	176,523	2,402,672
2011	2,226,149	73,551	2,299,700
2012	2,226,149	—	2,226,149
Thereafter	47,007,373	—	47,007,373
Total minimum lease payments	$57,025,043	$514,858	$57,539,901

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2008.

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

The buildings under capital lease at the Barrie site cannot currently be used to carry out the business of the Company without extensive renovation and construction activities. As such, we consider that the assets are not available for their intended use. Specifically, we expect to make substantial renovations to portions of the existing building to provide the space needed to construct an ethanol processing facility. The portion of the building that will eventually serve as the administrative offices requires extensive renovation in order to bring it up to standard for occupation. Our examination of the infrastructure items has indicated that substantial additional expenditures will be required to ensure that rail lines are serviceable, and in correct locations, and that the gas and water lines can be expanded to provide the required capacity for the plant operations. Before commencing demolition of the remaining structures and construction activities, we will use the findings of an engineering study that will be performed, with detailed recommendations on the usefulness of individual assets.

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

Foreign currency translation – Our functional currency is United States dollars and the functional currency of our Canadian subsidiaries is Canadian dollars. The operations of our Canadian subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” as follows:

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

In June2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

Recent accounting pronouncements – In December 2007, the FASB issued a revised standard, SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”) on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

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

•	An acquisition date gain is reflected for a “bargain purchase”
•	For step acquisitions, the acquirer re-measures its non-controlling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income
•	A number of other significant changes from the previous standard related to taxes and contingencies

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No.141R is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No.160 is not expected to have a material impact on our consolidated financial statements or results of operations.

In March2008, the FASB issued Statement of Financial Accounting Standards No.161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No.133”(“SFAS No. 161”). This statement requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of derivative instruments and gains and losses thereon. The statement is effective for periods beginning on or after November15, 2008. The adoption of SFAS No.161 is not expected to have a material impact on our consolidated financial statements or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. The statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No.162 is not expected to have a material impact on our consolidated financial statements or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in commodity prices, foreign exchange and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. At our current stage of development, we do not have the credit capacity or sufficient certainty of future ethanol production to enter transactions involving financial instruments to manage and reduce the impact of changes in commodity prices, foreign exchange and interest rates. However, we expect to enter into interest rate hedge contracts to fix the interest rate on at least 50% of our outstanding debt under our loan agreement with WestLB once we close financing on our first ethanol production facility. We also expect to begin hedging our exposure to adverse fluctuations in commodity spot prices for ethanol, DDGS corn, and natural gas approximately six months before our first ethanol production facility begins production. We may also hedge our foreign exchange exposure by entering into foreign exchange contracts. We do not plan on entering into derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i)recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii)accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

          There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the six-month period ended June 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 21, 2007, we received a Notice of Application (the “Application”) between North American (Park Place) Corporation (the “Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application is scheduled to be heard before a judge of the Ontario Superior Court of Justice on October 10, 2008.

We believe that the current zoning for the property does permit the production of ethanol and the possibility of the Applicant’s claim being successful is remote. We have been and intend to continue to vigorously pursue our defense.

ITEM 1A.	RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of June 30, 2008, we had an accumulated deficit of $8,298,473. For the six-month period ended June 30, 2008, we incurred a net loss of $1,441,559, and for the year ended December 31, 2007, we incurred a net loss of $3,577,498. We expect to incur significantly greater losses at least until the completion of our initial ethanol production. We estimate that the earliest completion date of one of our proposed locations and, as a result, our earliest date of ethanol production will not occur until the fourth quarter of 2010. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

If we are unable to raise the required senior debt and subordinate debt financing with WestLB, we will lose our non-refundable retainer deposit and we may be liable to pay significant termination fees. In December 2006, we paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. We also agreed to pay all of WestLB’s expenses in connection with arrangement, placement and underwriting of the financing. As of the date of this Report, we have paid $110,526 for costs incurred by WestLB’s legal and engineering advisors. If WestLB is unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we will lose the $200,000 non-refundable retainer deposit and we will not be able to recover expenses paid. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will be required to pay WestLB a termination fee of $10,000,000.

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

The market price of ethanol is dependent on many factors, including the price of gasoline, which is in turn dependent on the price of petroleum. These fluctuations may cause our results of operations to fluctuate significantly. Petroleum prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy. The distribution of petroleum throughout the world is affected by incidents in unstable political environments, such as Iraq, Iran, Kuwait, Saudi Arabia, the former U.S.S.R. and other countries and regions. The industrialized world depends critically on oil from these areas and any disruption or other reduction in oil supply can cause significant fluctuations in the prices of oil and gasoline. As we cannot predict the future price of oil or wholesale gasoline, this may lead to unprofitable prices for the sale of ethanol due to significant fluctuations in market prices. For example, the New York spot price of wholesale unleaded gasoline and ethanol rose from approximately $1.70 per gallon and $2.00 per gallon, respectively, in December 2005 to approximately $2.30 and over $4.00 per gallon, respectively, in June 2006. As of June 30,2008, wholesale gasoline prices were approximately $3.44 per gallon while spot ethanol prices have fallen to approximately $3.05 per gallon. If the price of gasoline and petroleum declines, we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

We filed the Site Plan application for our proposed Barrie plant in June 2007 but did not receive a decision from the City of Barrie within the timeframe of The Ontario Municipal Act and in September 2007 made a request for an adjudication hearing with the Ontario Municipal Board. On December 3, 2007, the City of Barrie passed an Interim Control By-Law prohibiting the establishment of ethanol production facilities on lands designated or zoned for industrial uses for a period of one year during which the City of Barrie would conduct a study on the impact of ethanol production. We expect that the Ontario Municipal Board hearing will be held on our Site Plan application and the Interim Control By-Law and a decision will be reached during early 2009. For the Sarnia site, we have recently commenced this process and expect to receive our Site Plan Approval permit from the City of Sarnia during the fourth quarter of 2008.

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

          As of the date of this Report, we expect the timeframe to the commencement of ethanol production at our planned Sarnia facility to be as follows:

1.	Based on discussions with City of Sarnia officials, receive site plan approval in October 2008.
2.	Based on EPC term sheet signed March 12, 2008 with SK E&C, develop and negotiate EPC contract and receive EPC pricing by October 2008.
3.	Based on discussions with Ontario Ministry of Environment officials, receive Ontario Ministry of Environment permit in December 2008.
4.	Finalize EPC contract by December 2008.
5.	Based on requirements of WestLB indicative term sheets dated December 13, 2006, close debt and or equity financing in February 2009.
6.	With financing closed, give SK E&C full notice to proceed with detailed engineering work in February 2009.
7.	Based on discussions with SK E&C, completion of site preparation work in March 2009.
8.	Based on discussions with SK E&C, SK E&C mobilizes to site in March 2009.
9.	Based on discussions with SK E&C, first pour of concrete in April 2009.
10.	Based on discussions with SK E&C and Delta-T, start of plant commissioning in October 2010.
11.	Based on EPC term sheet signed March 9, 2007 with SK E&C and Delta-T full operations of plant in January 2011.

We expect the permitting process for the Barrie plant will be completed following an Ontario Municipal Board hearing by early 2009 and that plant completion will be within three months of the Sarnia plant. We have not begun the permitting process for our proposed Niagara Falls, New York location as of the date of this Report but based on our preliminary discussions with local representatives, we believe that we could commence construction at that location in the second quarter of 2009.

We are subject to a legal claim that seeks to prohibit the production of ethanol in Barrie, Ontario. On December 21, 2007, we received a Notice of Application (“Application”) between North

American (Park Place) Corporation (“Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property we have leased at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application is scheduled to be heard before a judge of the Ontario Superior Court of Justice on October 10, 2008. While we believe that the current zoning for the property does permit the production of ethanol and the possibility of the Applicant’s claim being successful is remote, if the Applicant’s claim is successful we may be delayed in developing or unable to develop our Barrie location for the production of ethanol and may incur significant costs in defending the Applicant’s claim..

Any significant increase in the final construction costs of our proposed facilities will adversely affect our capital resources. We have estimated that the construction cost of our proposed three facilities to be approximately $688 million. The estimated cost of these facilities is based on the target EPC price range included in the aborted AKSC term sheet executed on March 9, 2007 for our Barrie plant, the maximum price range estimated by SK E&C in the term sheet executed on March 12, 2008 for our Sarnia plant, on discussions with Delta-T, engineering estimates, and on WestLB’s experience with other ethanol construction projects that they have financed, but the final construction cost of the facility may be significantly higher when firm EPC prices are received. We expect to receive a fixed EPC contract price from SK E&C for our Sarnia Plant in October 2008 and approximately three months thereafter for our Barrie and Niagara Falls Plants. Once executed, the EPC contracts will guarantee a fixed price for the plants and that they will achieve 95% of their design capacity. Final construction costs however may vary from EPC contract prices due to possible price escalation factors that may be agreed to in the EPC contract on certain material inputs, force majeure events that the EPC contractor can not control and that may be exempted in the EPC contract from the fixed price guarantee, and change orders that we may request over the course of construction. While we intend to seek additional funding to deal with any adverse contingencies that may arise before construction is completed, or at the very least have such potential sources of funding in place if this situation occurs, there can be no assurances that we will be able to raise this additional capital to fund the cost of these variances if they occur.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. Holders of our shares of Common Stock registered pursuant to our Form SB-2 registration statement which became effective on September 26, 2007, are permitted, subject to few limitations, to freely sell these shares of Common Stock. Sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock registered on our Form SB-2 registration statement, there is an aggregate of 4,446,830 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended) for a period sufficient to allow them to sell their shares. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2008, we held our annual meeting of shareholders at our principal place of business in Toronto, Ontario, Canada. At that meeting our current members of our Board of Directors were re-elected for a one year term. In addition, our shareholders ratified the appointment of KPMG LLP as our independent auditors, to audit our financial statements for our fiscal year ended December 31, 2008.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN ETHANOL, INC.

Dated: August 14, 2008	By: s/ Gordon Laschinger______________
Gordon Laschinger,
Chief Executive Officer & President

Dated: August 14, 2008	By:s/ Richard Smith__________________
Richard Smith
Chief Financial Officer