Form 10QSB/A
period 2007-06-30
NORTHERN ETHANOL, INC.
filed 2008-08-15
CIK 1323923

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 15, 2008, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes _X_ No

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 initially filed with the Securities and Exchange Commission (“SEC”) on August 29, 2007 (the “Originally Filed 10-Q”) is being filed to reflect restatements of the following unaudited interim financial statements: consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2007 and consolidated balance sheets as at June 30, 2007 and December 31, 2006. On April 9, 2008, we announced that we would restate our consolidated financial statements for the year ended December 31, 2006; and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 due to errors in our accounting for the foreign currency translation of our Canadian subsidiaries in accordance with SFAS No. 52. For a description of the restatements, see “Restatements” in note 3 to the accompanying unaudited consolidated interim financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Restatements” in this Amendment No. 1. This Amendment No. 1 amends and restates Items 1, 2, and 3 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, and 32, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of the Amendment No. 1 sets forth the nature of the revisions to that item.

On April 16, 2008, we filed our Annual Report on Form 10-KSB for the year ended December 31, 2007, which includes the following audited restated financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, and a consolidated balance sheet as at December 31, 2006.

For a discussion of events and developments subsequent to June 30, 2007, see:

• our Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 filed with the SEC on August 15, 2008 which contained unaudited restated consolidated statements of operations for the three and nine month periods ended September 30, 2007, unaudited restated consolidated statement of cash flows for the three and nine month periods ended September 30, 2007 and unaudited restated consolidated balance sheet as at September 30, 2007 and December 31, 2006;

and

• all our other filings subsequent to August 29, 2007.

PART I.

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

The (unaudited) restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to June 30, 2007.

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Interim Financial Statements	F-5 to F-26

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS	(as restated –note 3)	(as restated –note 3)
CURRENT ASSETS:
Cash and cash equivalents	$2,758	$567,249
Accounts receivable (note 4)	174,162	112,636
Deposits (note 5)	2,056	202,308
Prepaid expenses (note 6)	504,361	480,886
Total current assets	683,337	1,363,079

Property under development and equipment (note 7)	1,324,433	425,886
Assets under capital lease (notes 8 and 11)	19,622,359	16,526,080
Deferred financing costs (note 9)	320,473	200,000
Other assets	6,024	5,506
	$21,956,626	$18,520,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness (note 10)	$476,309	$5,534
Accounts payable	2,649,291	117,371
Accrued liabilities	152,298	125,000
Due to related party (notes 11)	98,000	—
Current portion of obligation under capital lease (note 11 and 14)	28,005	18,993
Total current liabilities	3,403,903	266,898

Obligation under capital lease (note 11 and 14)	17,515,882	16,031,367
	20,919,785	16,298,265
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 13)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively (note 13))	10,410	10,410
Additional paid-in capital	6,258,350	5,554,459
Deficit accumulated during the development stage	(5,312,703)	(3,279,416)
Accumulated other comprehensive income	80,784	(63,167)
	1,036,841	2,222,286
Going concern (note 2 a))
Commitments (note 16)
	$21,956,626	$18,520,551

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30		Nov 29, 2004 (Inception) to June 30
	2007	2006	2007	2006	2007
	(as restated –note 3)		(as restated –note 3)		(as restated –note 3)
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Salaries and benefits (note 12)	659,885	755,352	1,320,182	755,352	3,473,524
General and administrative	353,243	152,410	624,607	161,858	1,626,431
Occupancy costs	44,965	13,905	85,471	13,905	185,115
Foreign exchange loss (gain)	(32,289)		(28,872)		(26,336)
Depreciation	10,131	5,287	19,172	5,287	41,242
Interest	12,727	—	12,727	—	12,727
	1,048,662	926,954	2,033,287	936,402	5,312,703

NET LOSS	$(1,048,662)	$(926,954)	$(2,033,287)	$(936,402)	$(5,312,703)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	100,700,000	104,096,500	101,097,790

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

Six Months ended June 30, 2007 and June 30, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542
Comprehensive Income:
Net loss for the six months ended June 30, 2006	—	—	—	(936,402)	—	(936,402)
Cumulative translation adjustment	—	—	—	—	(4,472)	(4,472)
Total Comprehensive Income						(940,874)
Shares cancelled	(800,000)	(80)	80	—	—	—
Stock-based compensation	—	—	657,379	—	—	657,379
Stock issued for cash, net of issuance costs	—	—	1,500,000	—	—	1,500,000
Balances, June 30, 2006	100,700,000	$10,070	$2,197,324	$(967,875)	$(4,472)	$1,235,047

Balances, December 31, 2006 (as restated – note 3)	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the six months ended June 30, 2007 (as restated – note 3)	—	—	—	(2,033,287)	—	(2,033,287)
Cumulative translation adjustment (as restated – note 3)	—	—	—	—	143,951	143,951
Total Comprehensive Income						(1,889,336)
Stock-based compensation	—	—	703,891	—	—	703,891
Balances, June 30, 2007	104,096,500	$10,410	$6,258,350	$(5,312,703)	$80,784	$1,036,841

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		November 29, 2004 (Inception) to June 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(as restated – note 3)		(as restated – note 3)		(as restated – note 3)
Net loss	$(1,048,662)	$(926,954)	$(2,033,287)	$(936,402)	$(5,312,703)
Items not involving cash:
Depreciation	10,131	5,287	19,172	5,287	41,242
Stock-based compensation	318,428	657,379	703,891	657,379	2,372,245
Unrealized foreign exchange loss	25,834	-	25,834	-	25,834
Changes in non-cash working capital balances:
Accounts receivable	(67,051)	(33,659)	(47,905)	(33,659)	(160,541)
Deposits	5,845	(750,000)	205,823	(750,000)	3,515
Prepaid expenses	15,893	(266,805)	19,890	(263,680)	(460,996)
Accounts payable	192,530	72,334	339,713	70,334	457,083
Accrued liabilities	57,543	-	24,437	3,600	149,437
Net cash (used in) provided by operating activities	(489,509)	(1,242,418)	(742,432)	(1,247,141)	(2,884,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(43,576)	-	(43,576)	-	(243,576)
Bank indebtedness	473,839	-	470,190	-	475,724
Due to related party	92,002	-	92,002	-	92,002
Proceeds from issuance of common stock	-	1,500,000	-	1,500,000	3,896,515
Principal payment of capital lease obligation	-	-	(2,090)	-	(5,825)
Net cash (used in) provided by financing activities	522,265	1,500,000	516,526	1,500,000	4,214,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(35,930)	(160,298)	(98,312)	(160,298)	(558,946)
Assets under capital lease	-	-	(237,530)	-	(709,672)
Other assets	-	-	-	-	(5,506)
Net cash (used in) provided by investing activities	(35,930)	(160,298)	(335,842)	(160,298)	(1,274,124)

Effect of exchange rate changes on cash	(8,182)	(4,472)	(2,743)	(4,472)	(53,074)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,356)	92,812	(564,491)	88,089	2,758

CASH AND CASH EQUIVALENTS:
Beginning of period	14,114	8,667	567,249	13,390	—
End of period	$2,758	$101,479	$2,758	$101,479	$2,758

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$737,671	$16,761,565	$1,213,017	$16,761,565	$17,974,582
Cash paid for income taxes	-	-	-	-	353

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

Interim Financial Statements:

The accompanying interim financial statements of the Company as of June 30, 2007, for the three and six month periods ended June 30, 2007 and 2006 and for the period from November 29, 2004 (Inception) to June 30, 2007 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the restated December 31, 2006 financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued):

o)	Recent Accounting Pronouncements:

In September2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No.157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for the Company’s consolidated financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, the consolidated interim financial statements for the three month period ended March 31, 2007 and for the three and six month period ended June 30, 2007, the Company determined that the accounting for the foreign currency translation of its Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition the Company has reclassified bank indebtedness separate from cash and cash equivalents and has also reclassified deferred financing costs as a separate long-term asset from prepaid expenses and deposits. The effects of the restatement and reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
Changes in non-cash working capital balances:
Deposits	(402,308)	200,000	(202,308)
Other	(52,972)	52,972	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(200,000)	(200,000)
Bank indebtedness	—	5,534	5,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	—	(50,331)	(50,331)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	5,534	553,859
CASH AND CASH EQUIVALENTS:
End of period	$561,715	$5,534	$567,249

There are no current and deferred income tax implications to this restatement.

The effects of the restatement and reclassifications on the consolidated balance sheet as of June 30, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three and six month period ended June 30, 2007 are as follows:

Consolidated balance sheet as at June 30, 2007	As previously reported	Restatement	As restated
ASSETS
Deposits	$202,056	$(200,000)	$2,056
Prepaid expenses	627,465	(123,104)	504,361
Property under development and equipment	1,246,869	77,564	1,324,433
Assets under capital lease	18,719,139	903,220	19,622,359
Deferred financing costs	—	320,473	320,473
Other assets	5,506	518	6,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deficit accumulated during the development stage	(5,340,348)	27,645	(5,312,703)
Accumulated other comprehensive income	(870,242)	951,026	80,784

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of operations for the three months ended June 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$353,101	$142	$353,243
Foreign exchange loss (gain)	—	(32,289)	(32,289)
Depreciation	9,861	270	10,131

NET LOSS	$(1,080,539)	31,877	(1,048,662)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of operations for the six months ended June 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$625,895	$(1,288)	$624,607
Foreign exchange loss (gain)	—	(28,872)	(28,872)
Depreciation	19,200	(28)	19,172

NET LOSS	$(2,063,475)	$30,188	$(2,033,287)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$—	$(0.02)

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the three months ended June 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080,539)	$31,877	$(1,048,662)
Items not involving cash:
Depreciation	9,861	270	10,131
Unrealized foreign exchange loss	—	25,834	25,834
Changes in non-cash working capital balances:
Accounts receivable	(80,672)	13,621	(67,051)
Deposits	274	5,571	5,845
Prepaid expenses	(69,514)	85,407	15,893
Accounts payable	506,930	(314,400)	192,530
Accrued liabilities	60,404	(2,861)	57,543
Other	(35,171)	35,171	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(43,576)	(43,576)
Bank indebtedness	474,424	(585)	473,839
Due to related party	98,000	(5,998)	92,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(213,781)	177,851	(35,930)
Effect of exchange rate changes on cash	—	(8,182)	(8,182)
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	772,556	(34,885)	737,671

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the six months ended June 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,063,475)	$30,188	$(2,033,287)
Items not involving cash:
Depreciation	19,200	(28)	19,172
Unrealized foreign exchange loss	—	25,834	25,834
Changes in non-cash working capital balances:
Accounts receivable	(61,526)	13,621	(47,905)
Deposits	200,252	5,571	205,823
Prepaid expenses	(146,579)	166,469	19,890
Accounts payable	1,059,470	(719,757)	339,713
Accrued liabilities	27,298	(2,861)	24,437
Other	(42,105)	42,105	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(43,576)	(43,576)
Bank indebtedness	470,775	(585)	470,190
Due to related party	98,000	(5,998)	92,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(827,602)	729,290	(98,312)
Assets under capital lease	—	(237,530)	(237,530)
Effect of exchange rate changes on cash	—	(2,743)	(2,743)
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	1,485,432	(272,415)	1,213,017

There are no current and deferred income tax implications to this restatement.

4.	ACCOUNTS RECEIVABLE:

	June 30, 2007	December 31, 2006

Canadian federal government Goods and Services tax receivable	$174,162	$110,062
Overpayment of legal fee	—	2,574
	$174,162	$112,636

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	DEPOSITS:

	June 30, 2007	December 31, 2006
	(restated – note 3)	(restated – note 3)
Refundable deposit on storage tanks paid to related party (note 11)	$—	$200,000
Refundable deposit on head office lease utilities	1,117	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	939	858
Other non-refundable deposit	—	429
	$2,056	$202,308

6.	PREPAID EXPENSES:

	June 30, 2007	December 31, 2006
	(restated – note 3)	(restated – note 3)
Prepaid rent for Barrie and head office leases (note 14)	$277,242	$253,454
Prepaid development costs for planned Sarnia location	226,103	202,479
Prepaid insurance	828	22,025
Prepaid other	188	2,928
	$504,361	$480,886

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

June 30, 2007 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	1,096,737	—	1,096,737
Computer equipment and software	46,056	16,035	30,021
Furniture and equipment	185,468	20,224	165,244
Leasehold improvements	40,093	7,662	32,431
	$1,368,354	$43,921	$1,324,433

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	$213,818	$—	$213,818
Computer equipment and software	36,544	8,097	28,447
Furniture and equipment	163,468	10,028	153,440
Leasehold improvements	33,539	3,358	30,181
	$447,369	$21,483	$425,886

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT continued):

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

8.	ASSETS UNDER CAPITAL LEASE:

June30, 2007 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$19,622,359	$—	$19,622,359

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$16,526,080	$—	$16,526,080

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

9.	DEFERRED FINANCING COSTS:

	June 30, 2007	December 31, 2006
	(restated – note 3)	(restated – note 3)
Non-refundable retainer paid to WestLB AG (note 16 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 16 c)	120,473	—
	$320,473	$200,000

10.	BANK INDEBTEDNESS:

	June 30, 2007	December 31, 2006

Indebtedness under Line of Credit Agreement	$469,192	$—
Indebtedness under corporate credit card	7,117	5,534
	$476,309	$5,534

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

11.	RELATED PARTY TRANSACTIONS:

During the six months ended June 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS (continued):

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

In May 2007, the Company received loan advances of $24,000 from Aurora and $20,000 from Richard Brezzi that were repaid. Richard Brezzi owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest. In June 2007, the Company, received loan advances from Aurora totaling $98,000. In July 2007, the Company entered into a Line of Credit Agreement with Aurora as further discussed in note 17 a).

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

Stock options outstanding as of June30, 2007, were as follows:

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

The Company paid a non-refundable retainer of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. This payment has been recorded as deferred financing costs at December 31, 2006. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. The Company will also pay WestLB’s costs and expenses in connection with the financing. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

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

17. SUBSEQUENT EVENTS:

a)

On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora Beverage Corporation (“Aurora’), a related party (note 11), wherein Aurora has agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, the consolidated interim financial statements for the three month period ended March 31, 2007 and for the three and six month period ended June 30, 2007, we determined that the accounting for the foreign currency translation of our Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition we have reclassified bank indebtedness separate from cash and cash equivalents and have also reclassified deferred financing costs as a separate long-term asset from prepaid expenses and deposits. The effects of the restatement and reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006	As previously reported	Restatement	As restated
ASSETS
Cash and cash equivalents	$561,715	$5,534	$567,249
Deposits	402,308	(200,000)	202,308
Property under development and equipment	438,467	(12,581)	425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
Deferred financing costs	—	200,000	200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	5,534	5,534
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
Changes in non-cash working capital balances:
Deposits	(402,308)	200,000	(202,308)
Other	(52,972)	52,972	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(200,000)	(200,000)
Bank indebtedness	—	5,534	5,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	—	(50,331)	(50,331)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	5,534	553,859
CASH AND CASH EQUIVALENTS:
End of period	$561,715	$5,534	$567,249

There are no current and deferred income tax implications to this restatement.

The effects of the restatement and reclassifications on the consolidated balance sheet as of June 30, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three and six month period ended June 30, 2007 are as follows:

Consolidated balance sheet as at June 30, 2007	As previously reported	Restatement	As restated
ASSETS
Deposits	$202,056	$(200,000)	$2,056
Prepaid expenses	627,465	(123,104)	504,361
Property under development and equipment	1,246,869	77,564	1,324,433
Assets under capital lease	18,719,139	903,220	19,622,359
Deferred financing costs	—	320,473	320,473
Other assets	5,506	518	6,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deficit accumulated during the development stage	(5,340,348)	27,645	(5,312,703)
Accumulated other comprehensive income	(870,242)	951,026	80,784

Consolidated statement of operations for the three months ended June 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$353,101	$142	$353,243
Foreign exchange loss (gain)	—	(32,289)	(32,289)
Depreciation	9,861	270	10,131

NET LOSS	$(1,080,539)	31,877	(1,048,662)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of operations for the six months ended June 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$625,895	$(1,288)	$624,607
Foreign exchange loss (gain)	—	(28,872)	(28,872)
Depreciation	19,200	(28)	19,172

NET LOSS	$(2,063,475)	$30,188	$(2,033,287)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$—	$(0.02)

Consolidated statement of cash flows for the three months ended June 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080,539)	$31,877	$(1,048,662)
Items not involving cash:
Depreciation	9,861	270	10,131
Unrealized foreign exchange loss	—	25,834	25,834
Changes in non-cash working capital balances:
Accounts receivable	(80,672)	13,621	(67,051)
Deposits	274	5,571	5,845
Prepaid expenses	(69,514)	85,407	15,893
Accounts payable	506,930	(314,400)	192,530
Accrued liabilities	60,404	(2,861)	57,543
Other	(35,171)	35,171	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(43,576)	(43,576)
Bank indebtedness	474,424	(585)	473,839
Due to related party	98,000	(5,998)	92,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(213,781)	177,851	(35,930)
Effect of exchange rate changes on cash	—	(8,182)	(8,182)
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	772,556	(34,885)	737,671

Consolidated statement of cash flows for the six months ended June 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,063,475)	$30,188	$(2,033,287)
Items not involving cash:
Depreciation	19,200	(28)	19,172
Unrealized foreign exchange loss	—	25,834	25,834
Changes in non-cash working capital balances:
Accounts receivable	(61,526)	13,621	(47,905)
Deposits	200,252	5,571	205,823
Prepaid expenses	(146,579)	166,469	19,890
Accounts payable	1,059,470	(719,757)	339,713
Accrued liabilities	27,298	(2,861)	24,437
Other	(42,105)	42,105	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(43,576)	(43,576)
Bank indebtedness	470,775	(585)	470,190
Due to related party	98,000	(5,998)	92,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(827,602)	729,290	(98,312)
Assets under capital lease	—	(237,530)	(237,530)
Effect of exchange rate changes on cash	—	(2,743)	(2,743)
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	1,485,432	(272,415)	1,213,017

There are no current and deferred income tax implications to this restatement.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended June 30, 2007 and 2006

During the three-month periods ended June 30, 2007 and 2006, we did not generate any revenues.

During the three-month period ended June 30, 2007, we incurred costs and expenses totaling $1,048,662, including $659,885 in salaries and benefits, $353,243 in general and administrative expense, $44,965 in occupancy costs, a foreign exchange gain of $32,289, $10,131 in depreciation expense and $12,727 in interest expense.

The general and administrative expense of $353,243 included legal and accounting fees of $157,303, consulting fees of $83,874, travel related costs of $28,058 and other miscellaneous costs totaling $84,008. Occupancy costs of $44,965 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange gain of $32,289 in 2007 occurred due to the impact of the weakening of the US$ dollar against the C$ dollar during the year on the C$ dollar expenses of our Canadian subsidiaries. Total interest costs of $12,727 arose in the three-month period ended June 30, 2007, with the drawdown of $469,192 on the Union Capital Trust line of credit during the period at an interest rate of 12% per annum and with the drawdown of $98,000 on the Aurora Beverage Corporation line of credit at an interest rate of 8% per annum.

During the three-month period ended June 30, 2006, our total expenses were $926,954, including $755,352 in salaries and benefits, $152,410 in general and administrative expense, $13,905 in occupancy costs and $5,887 in depreciation expense. Salaries and benefits declined $95,467 in the three-month period ended June 30, 2007 from the same period last year as a $338,951 decline in stock based compensation expense more than offset a $243,484 increase in wage and benefit costs associated with increased staff levels. General and administrative expenses rose $200,833 from the same period last year due to a $89,198 increase in legal and accounting costs primarily associated with our due diligence costs incurred of $79,043 on the aborted Quad County Corn Processors acquisition in the current period, a $41,815 increase in consulting costs with the growth of our business development activities, a $11,965 increase in travel and a $57,855 increase in other miscellaneous costs attributed to additional staff levels. Occupancy costs increased $31,060 in the current period from the same period last year as the first month’s rent on the head office location under the April 20, 2006 lease did not begin until June 2006. There were no foreign exchange gains or losses and no interest costs in three-month period ended June 30, 2006, as the exchange rate between the US$ and the C$ was stable and as we were not borrowing funds.

          As a result, we incurred a net loss of $1,048,662 for the three-month period ended June 30, 2007 ($0.01 per share), compared to a net loss of $926,954 for three-month period ended June 30, 2006 ($.01 per share).

Comparison of Results of Operations for the six months ended June 30, 2007 and 2006

During the six-month periods ended June 30, 2007 and 2006, we did not generate any revenues.

During the six-month period ended June 30, 2007, we incurred costs and expenses totaling $2,033,287, including $1,320,182 in salaries and benefits, $624,607 in general and administrative expense, $85,471 in occupancy costs, a foreign exchange gain of $28,871, $19,172 in depreciation expense and $12,727 in interest expense.

The general and administrative expense of $624,607 included legal and accounting fees of $248,829, consulting fees of $164,701, travel related costs of $79,194 and other miscellaneous costs totaling $131,883. Occupancy costs of $85,471 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. During the six-month period ended June 30, 2006, our total expenses were $936,402. This significant increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan in April 2006, described herein.

          As a result, we incurred a net loss of $2,033,287 for the six-month period ended June 30, 2007 ($0.02 per share), compared to a net loss of $936,402 for six-month period ended June 30, 2006 ($.01 per share). Because we do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until mid 2009, or we successfully acquire an operating ethanol plant, following is our Plan of Operation.

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

We are implementing a growth strategy by:

•	Building state of the art processing plants;

•	Negotiating stable loner term contracts with key suppliers;

•	Securing long term sales agreements;

•	Pursuing acquisitions of existing ethanol producers; and

•	Pursuing acquisitions and/or strategic alliances with ethanol technology companies.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $2,759, in cash and cash equivalents.

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

Recent accounting pronouncements – In September2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No.157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for our consolidated financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 is not expected to have a material impact on our consolidated financial statements or results of operations.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of June 30, 2007, we had an accumulated deficit of $5,312,704. For the six-month period ended June 30, 2007, we incurred a net loss of $2,033,287, and for the year ended December 31, 2006, we incurred a net loss of $3,247,943. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility in Barrie, Ontario. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the second quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

          We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities. If we are successful in listing our Common Stock for trading on the OTCBB, of which there can be no assurance, the OTCBB limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”) following the effectiveness of our registration statement. Because issuers whose securities are qualified for quotation on the OTCBB are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting from the OTCBB. We have been late in filing some of the reports we have been required to file with the SEC but are reviewing our internal procedures to ensure that future reports are filed in a timely manner.

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

In the course of evaluating our internal controls over financial reporting as at June 30, 2007, management has identified the following weaknesses:

•

Segregation of Duties – Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated resulting in a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

•

Financial Reporting Process – A weakness existed in regard to our financial reporting process as it related to accounting for foreign currency translations beginning in 2006 that necessitated the restatement of results for the year ended December 31, 2006 and for the three month period ended March 31, 2007 and June 30, 2007. The spreadsheet used to prepare our consolidated financial statements has been improved and is expected to be replaced with a multi-currency, multi-site accounting software in 2008.

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

Dated: August 15, 2008	NORTHERN ETHANOL, INC. (Registrant) By:s/Gordon Laschinger______________ Gordon Laschinger, Chief Executive Officer & President