Form 10QSB/A
period 2007-09-30
NORTHERN ETHANOL, INC.
filed 2008-08-15
CIK 1323923

AMENDMENT NO. 1 TO FORM 10-QSB

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 initially filed with the Securities and Exchange Commission (“SEC”) on November 13, 2007 (the “Originally Filed 10-Q”) is being filed to reflect restatements of the following unaudited interim financial statements: consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2007 and consolidated balance sheets as at September 30, 2007 and December 31, 2006. On April 9, 2008, we announced that we would restate our consolidated financial statements for the year ended December 31, 2006; and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 due to errors in our accounting for the foreign currency translation of our Canadian subsidiaries in accordance with SFAS No. 52. For a description of the restatements, see “Restatements” in note 3 to the accompanying unaudited consolidated interim financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Restatements” in this Amendment No. 1. This Amendment No. 1 amends and restates Items 1, 2 and 3 of Part I and Item 6 of Part II of the Originally Filed 10-Q and, except for such items and Exhibits 31.1, 31.2, and 32, no other information in the Originally Filed 10-Q is amended hereby. The explanatory caption at the beginning of each item of the Amendment No. 1 sets forth the nature of the revisions to that item.

On April 16, 2008, we filed our Annual Report on Form 10-KSB for the year ended December 31, 2007, which includes the following audited restated financial statements: consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006, and a consolidated balance sheet as at December 31, 2006.

For a discussion of events and developments subsequent to September 30, 2007, see:

• our Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 filed with the SEC on August 15, 2008, which contained unaudited restated consolidated statements of operations for the three and six month periods ended June 30, 2007, unaudited restated consolidated statement of cash flows for the three and six month periods ended June 30, 2007 and unaudited restated consolidated balance sheet as at June 30, 2007; and

• all our other filings subsequent to November 13, 2007.

PART I.

ITEM 1. FINANCIAL STATEMENTS

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

The unaudited restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1 have been revised to reflect the restatements and, except for these revisions, do not reflect events and developments subsequent to September 30, 2007.

INDEX TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Interim Financial Statements	F-5 to F-27

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	September 30, 2007	December 31, 2006
	(Unaudited) (as restated-note 3)	(as restated-note 3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201	$567,249
Accounts receivable (note 4)	74,268	112,636
Deposits (note 5)	12,254	202,308
Prepaid expenses (note 6)	329,621	480,886
Total current assets	416,344	1,363,079

Property under development and equipment (note 7)	1,903,325	425,886
Assets under capital lease (notes 8 and 11)	21,842,111	16,526,080
Deferred financing costs (note 9)	317,671	200,000
Other assets	6,452	5,506
	$24,485,903	$18,520,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness (note 10)	$505,139	$5,534
Accounts payable	3,846,019	117,371
Accrued liabilities	152,568	125,000
Due to related party (note 11)	672,536	—
Current portion of obligation under capital lease (note 11 and 14)	30,902	18,993
Total current liabilities	5,207,164	266,898

Obligation under capital lease (note 11 and 14)	18,750,892	16,031,367
	23,958,056	16,298,265
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 13)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively (note 13))	10,410	10,410
Additional paid-in capital	6,411,112	5,554,459
Deficit accumulated during the development stage	(6,063,999)	(3,279,416)
Accumulated other comprehensive income	170,324	(63,167)
	527,847	2,222,286
Going concern (note 2 a))
Commitments (note 16)
	$24,485,903	$18,520,551

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30	Nov 29, 2004 (Inception) to September 30
	2007	2006	2007	2006	2007
	(as restated –note 3)		(as restated –note 3)		(as restated –note 3)
REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES
Salaries and benefits (note 12)	440,195	784,626	1,760,377	1,539,978	3,913,719
General and administrative	291,422	427,964	916,029	589,822	1,917,853
Occupancy costs	46,784	46,779	132,255	60,684	231,899
Foreign exchange gain	(58,829)	—	(87,701)	—	(85,165)
Depreciation	10,723	7,723	29,895	13,010	51,965
Interest	21,001	—	33,728	—	33,728
	751,296	1,267,092	2,784,583	2,203,494	6,063,999

NET LOSS	$(751,296)	$(1,267,092)	$(2,784,583)	$(2,203,494)	$(6,063,999)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	103,008,065	104,096,500	101,706,375

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

Nine Months ended September 30, 2007 and September 30, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	101,500,000	$10,150	$39,865	$(31,473)	$—	$18,542
Comprehensive Income:
Net loss for the nine months ended September 30, 2006	—	—	—	(2,203,494)	—	(2,203,494)
Cumulative Translation Adjustment	—	—	—	—	(12,549)	(12,549)
Total Comprehensive Income						(2,216,043)
Shares cancelled	(1,500,000)	(150)	150	—	—	—
Stock-based compensation	—	—	1,276,984	—	—	1,276,984
Stock issued for cash, net of issuance costs	4,096,500	410	3,846,090	—	—	3,846,500
Balances, September 30, 2006	104,096,500	$10,410	$5,163,089	$(2,234,967)	$(12,549)	$2,925,983

Balances, December 31, 2006 (as restated – note 3)	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the nine months ended September 30, 2007 (as restated – note 3)	—	—	—	(2,784,583)	—	(2,784,583)
Cumulative Translation Adjustment (as restated – note 3)	—	—	—	—	233,491	233,491
Total Comprehensive Income						(2,551,092)
Stock-based compensation	—	—	856,653	—	—	856,653
Balances, September 30, 2007	104,096,500	$10,410	$6,411,112	$(6,063,999)	$170,324	$527,847

See accompanying notes to unaudited consolidated interim financial statements

 Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		November 29, 2004 (Inception) to September 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	(as restated – note 3)		(as restated – note 3)		(as restated – note 3)
Net loss	$(751,296)	$(1,267,092)	$(2,784,583)	$(2,203,494)	$(6,063,999)
Items not involving cash:
Depreciation	10,723	7,723	29,895	13,010	51,965
Stock-based compensation	152,762	619,605	856,653	1,276,984	2,525,007
Unrealized foreign exchange loss	634	-	26,468	-	26,468
Changes in non-cash working capital balances:
Accounts receivable	97,145	(19,414)	49,240	(53,073)	(63,396)
Deposits	(13,976)	(201,602)	191,847	(951,602)	(10,461)
Prepaid expenses	175,274	(133,911)	195,164	(397,591)	(285,722)
Accounts payable	193,089	31,487	532,802	101,821	650,172
Accrued liabilities	3,131	68,302	27,568	71,902	152,568
Net cash (used in) provided by operating activities	(132,514)	(894,902)	(874,946)	(2,142,043)	(3,017,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(20,187)	-	(63,763)	-	(263,763)
Bank indebtedness	28,466	-	498,656	-	504,190
Due to related party	580,534	-	672,536	-	672,536
Proceeds from issuance of common stock	-	2,346,500	-	3,846,500	3,896,515
Principal payment of capital lease obligation	-	-	(2,090)	-	(5,825)
Net cash (used in) provided by financing activities	588,813	2,346,500	1,105,339	3,846,500	4,803,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(473,219)	(158,678)	(571,531)	(318,976)	(1,032,166)
Assets under capital lease	-	-	(237,530)	-	(709,672)
Other assets	-	-	-	-	(5,506)
Net cash (used in) provided by investing activities	(473,219)	(158,678)	(809,061)	(318,976)	(1,747,344)

Effect of exchange rate changes on cash	14,363	(8,077)	11,620	(12,549)	(38,711)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,557)	1,284,843	(567,048)	1,372,932	201

CASH AND CASH EQUIVALENTS:
Beginning of period	2,758	101,479	567,249	13,390	—
End of period	$201	$1,386,322	$201	$1,386,322	$201

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$1,031,397	$-	$2,244,414	$16,761,565	$19,005,979
Cash paid for income taxes	-	-	-	-	353

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

Going concern:

There is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will commence ethanol producing operations in the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no revenue, no earnings, and negative operating cash flows, and has financed its activities through bank borrowings, loans from related parties, capital lease arrangements and the issuance of shares, The Company’s ability to continue as a going concern is dependent on obtaining investment capital and achieving profitable operations. There can be no assurance that the Company will be successful in raising sufficient investment capital to commence ethanol producing operations and to generate sufficient cash flows to continue as a going concern. These consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to commence ethanol producing operations in accordance with this assumption.

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

Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful life of ten years.Leasehold improvements are recorded at cost and depreciated on a straight-line basis over the shorter of the term of the lease and their estimated useful life.Property under development consists of engineering, site design, permitting, and other development costs related to preparation for the construction of ethanol production facilities.Depreciation and amortization commences at the time when the assets are available for use in operations.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

m)	Earnings (loss) per common share:

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

n)	Fair value of financial instruments:

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

p)	Recent Accounting Pronouncements:

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

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2006, and the consolidated interim financial statements for the three month period ended March 31, 2007, for the three and six month period ended June 30, 2007 and for the three and nine month period ended September 30, 2007, the Company determined that the accounting for the foreign currency translation of its Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition the Company has reclassified bank indebtedness separate from cash and cash equivalents and has also reclassified deferred financing costs as a separate long-term asset from prepaid expenses and deposits. The effects of the restatement and reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006 ASSETS	As previously reported	Restatement	As restated
Cash and cash equivalents	$561,715	$5,534	$567,249
Deposits	402,308	(200,000)	202,308
Property under development and equipment	438,467	(12,581)	425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
Deferred financing costs	—	200,000	200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	5,534	5,534
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

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

The effects of the restatement and reclassifications on the consolidated balance sheet as of September 30, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three and nine month period ended September 30, 2007 are as follows:

Consolidated balance sheet as at September 30, 2007 ASSETS	As previously reported	Restatement	As restated
Deposits	$212,254	$(200,000)	$12,254
Prepaid expenses	456,070	(126,449)	329,621
Property under development and equipment	1,733,134	170,191	1,903,325
Assets under capital lease	19,492,681	2,349,430	21,842,111
Deferred financing costs	—	317,671	317,671
Other assets	5,506	946	6,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deficit accumulated during the development stage	(6,161,615)	97,616	(6,063,999)
Accumulated other comprehensive income	(2,243,849)	2,414,173	170,324

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of operations for the three months ended September 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$303,324	$(11,902)	$291,422
Foreign exchange loss (gain)	—	(58,829)	(58,829)
Depreciation	9,963	760	10,723

NET LOSS	$(821,267)	69,971	(751,296)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of operations for the nine months ended September 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$929,219	$(13,190)	$916,029
Foreign exchange loss (gain)	—	(87,701)	(87,701)
Depreciation	29,163	732	29,895

NET LOSS	$(2,884,742)	$100,159	$(2,784,583)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the three months ended September 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(821,267)	$69,971	$(751,296)
Items not involving cash:
Depreciation	9,963	760	10,723
Unrealized foreign exchange loss	—	634	634
Changes in non-cash working capital balances:
Accounts receivable	99,894	(2,749)	97,145
Deposits	(10,198)	(3,778)	(13,976)
Prepaid expenses	171,395	3,879	175,274
Accounts payable	416,496	(223,407)	193,089
Accrued liabilities	270	2,861	3,131
Other	(129,011)	129,011	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(20,187)	(20,187)
Bank indebtedness	28,830	(364)	28,466
Due to related party	574,536	5,998	580,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(496,227)	23,008	(473,219)
Effect of exchange rate changes on cash	—	14,363	14,363
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	773,542	257,855	1,031,397

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued):

Consolidated statement of cash flows for the nine months ended September 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,884,742)	$100,159	$(2,784,583)
Items not involving cash:
Depreciation	29,163	732	29,895
Unrealized foreign exchange loss	—	26,468	26,468
Changes in non-cash working capital balances:
Accounts receivable	38,368	10,872	49,240
Deposits	190,054	1,793	191,847
Prepaid expenses	24,816	170,348	195,164
Accounts payable	1,452,265	(919,463)	532,802
Other	(147,414)	147,414	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(63,763)	(63,763)
Bank indebtedness	499,605	(949)	498,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(1,323,830)	752,299	(571,531)
Assets under capital lease	—	(237,530)	(237,530)
Effect of exchange rate changes on cash	—	11,620	11,620
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	2,258,974	(14,560)	2,244,414

There are no current and deferred income tax implications to this restatement.

4.	ACCOUNTS RECEIVABLE:

	September 30, 2007	December 31, 2006

Canadian federal government Goods and Services tax receivable	$74,268	$110,062
Overpayment of legal fee	—	2,574
	$74,268	$112,636

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	DEPOSITS:

	September 30, 2007	December 31, 2006
	(as restated –note 3)	(as restated –note 3)
Refundable deposit on non-binding letter of intent for Sarnia land purchase	$10,053	$—
Refundable deposit on storage tanks paid to related party (note 11)	—	200,000
Refundable deposit on head office lease utilities	1,196	1,021
Refundable deposit on non-binding letter of intent for Sarnia lease	1,005	858
Other non-refundable deposit	—	429
	$12,254	$202,308

6.	PREPAID EXPENSES:

	September 30, 2007	December 31, 2006
	(as restated –note 3)	(as restated –note 3)
Prepaid rent for Barrie and head office leases (note 14)	$296,918	$253,454
Prepaid development costs for planned Sarnia location	—	202,479
Prepaid insurance	31,377	22,025
Prepaid other	1,326	2,928
	$329,621	$480,886

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

September 30, 2007 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	1,669,518	—	1,669,518
Computer equipment and software	50,606	21,390	29,216
Furniture and equipment	198,630	26,624	172,006
Leasehold improvements	42,938	10,353	32,585
	$1,961,692	$58,367	$1,903,325

December 31, 2006 (restated – note 3)	Cost	Accumulated Depreciation	Net book Value

Property under development	$213,818	$—	$213,818
Computer equipment and software	36,544	8,097	28,447
Furniture and equipment	163,468	10,028	153,440
Leasehold improvements	33,539	3,358	30,181
	$447,369	$21,483	$425,886

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

8.	ASSETS UNDER CAPITAL LEASE:

September 30, 2007 (restated - note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$21,842,111	$—	$21,842,111

December 31, 2006 (restated - note 3)	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$16,526,080	$—	$16,526,080

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

9.	DEFERRED FINANCING COSTS:

	September 30, 2007	December 31, 2006
	(as restated –note 3)	(as restated –note 3)
Non-refundable retainer paid to WestLB AG (note 16 c)	$200,000	$200,000
Deferred financing costs for WestLB AG commitment (note 16 c)	117,671	—
	$317,671	$200,000

10.	BANK INDEBTEDNESS:

	September 30, 2007	December 31, 2006

Indebtedness under Line of Credit Agreement	$496,413	$—
Indebtedness under corporate credit card	8,726	5,534
	$505,139	$5,534

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

.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS:

During the nine months ended September 30, 2006, the Company repaid $2,000 to Corsair Advisors, Inc., an entity owned by a stockholder, for advances it had made on behalf of the Company prior to December 31, 2005

During the nine months ended September 30, 2006, the Company utilized the office space and equipment of a stockholder at no cost, until April 2006 when the Company entered into a lease for office space, as further discussed in note 14. Also in April 2006, the Company, through a Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 14. These leases were entered into with Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.In September 2006, the Company deposited $200,000 in trust with Aurora Beverage Corporation (“Aurora”), a company owned by the same individual that owns Rosten, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

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

During the nine months ended September 30, 2007, the Company incurred $87,652 (September 30, 2006 – $64,251) in legal fees and expenses for corporate and securities counsel payable to Andrew I. Telsey, P.C. Of this amount $42,371 was included in accounts payable at September 30, 2007. Andrew I. Telsey, the Company’s Corporate Secretary and one its directors, is the sole shareholder of Andrew I. Telsey, P.C.

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

On April 21, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 500,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to its Chief Financial Officer. The options were to vest in equal amounts each quarter over the next two years from the date of grant. The options were to expire five years following the date of grant. These options were forfeited with the resignation of the Chief Financial Officer on October 31, 2006. On May 1, 2006 and on June 8, 2006, the Company granted options to purchase an aggregate of 224,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to certain new employees. The options will vest in equal amounts each quarter over the next two years from the date of grant. The options expire five years following the date of grant.On July 15, 2006, pursuant to an employment agreement, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to its Chief Operating Officer. The options will vest in equal amounts each quarter over the next three years from the date of grant. The options expire five years following the date of grant.On September 8, 2006, the Company granted options to purchase an aggregate of 250,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to the non-salaried Directors of the Company. The options vested immediately at the date of grant. The options expire five years following the date of grant. Also on September 8, 2006, pursuant to a consulting agreement, the Company granted options to purchase an aggregate of 200,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to a Director. The options will vest at a rate of 50,000 shares in equal amounts each quarter over the first year from the date of grant, 50,000 shares in equal amounts each quarter over the second year from the date of grant and 100,000 shares in equal amounts each quarter over the third year from the date of grant. The options expire five years following the date of grant.

On November 2, 2006, the Company granted options to purchase an aggregate of 900,000 shares of the Company’s Common Stock at an exercise price equal to $1.00 to non-employees. The options will vest in equal amounts each quarter over one year from the date of grant. The options expire five years following the date of grant.Also on November 2, 2006, the Company granted options to purchase 100,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to a non-salaried Director of the Company. The options will vest in equal amounts annually over the next three years from the date of grant. The options expire five years following the date of grant.

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

On June 6, 2007, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock at an exercise price equal to $1.00, to the non-salaried Directors of the Company. The options will vest in equal amounts on the date of grant and annually over the next two years from the date of grant. The options expire five years following the date of grant.On September 28, 2007, the Company granted options to purchase an aggregate of 651,000 shares of the Company’s Common Stock at an exercise price equal to $1.00 to its Chief Financial Officer, Chief Operating Officer and other employees. The options will expire five years following the date of grant and will vest annually from the date of grant as follows:

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

Holders of shares of Common Stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time-to-time.Holders of stock of any class shall not be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.During the year ended December 31, 2006, the Company received gross proceeds of $4,096,500 under the terms of a unit subscription agreement that provided for the purchase of one share of Common Stock for $1.00 in a private placement. Cost of issuance related to raising these funds amounted to $250,000. In September 2006, sales of the units of the Company’s Common Stock under these agreements were completed and 4,096,500 shares of Common Stock were issued. The Company did not grant registration rights to these investors.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.	CAPITAL STOCK (Continued):

On May 19, 2006 three founding shareholders of the Company, each owning 500,000 shares of the Common Stock of the Company, agreed to surrender a portion of their stock ownership to the Company for cancellation. In total, 1,150,000 shares were surrendered. The Company transferred $115 from Common Stock to additional paid in capital.Effective July 3, 2006, the Company’s shareholders approved an increase in the authorized capital stock of the Company from 80,000,000 shares of $0.0001 par value stock to 350,000,000 shares of authorized capital stock, consisting of 250,000,000 shares of Common Stock having a par value of $0.0001 per share, and 100,000,000 shares of preferred stock, having a par value of $0.0001 per share.On July 5, 2006, the Company affected a ten-for-one forward stock split of its Common Stock to holders of record on that date. The number of common shares and options presented in these consolidated financial statements and notes has been revised for the ten-for-one stock split. On September 8, 2006, the three founding shareholders of the Company, each owning 500,000 shares of the Common Stock of the Company, agreed to surrender the balance of their stock ownership to the Company for cancellation. In total, 350,000 shares were surrendered. The Company transferred $35 from Common Stock to additional paid in capital.

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
	$18,750,892

The Barrie lease payments are due on a monthly basis starting in November 2006. Upon commissioning of the ethanol facility at the Barrie location, the carrying value of the assets under capital lease will be amortized on a straight line basis over the period remaining in the 25 year term. The interest cost implicit in the capital lease obligation will be recognized at the 12% rate implicit in the lease, and will be calculated on a monthly basis on the balance outstanding at each month end. Since the lease payments are in Canadian dollars, the actual amortization and interest cost reflected in the account will vary as the exchange rate changes.The Barrie lease provides for two renewal periods of ten years under the same terms and conditions, at the market rates for similar properties in the area at the time of renewal. The lease requires total payments of C$59,850,940 ($60,163,792) over the remaining term of the lease, of which C$41,166,811 ($41,381,998) is interest and C$18,684,129 ($18,781,794) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$30,741 ($30,902) as a result of monthly lease payments that will be made over the next year.Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2007 or early in 2008.

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

a)

Effective July 24, 2006, the Company entered into a five-year Project Development Agreement with Delta-T Corporation, Williamsburg, Virginia (“Delta”), wherein Delta agreed to provide professional advice, business and technical information, design and engineering and related services to assist in assembling all of the information, permits, agreements and resources necessary for the construction of an ethanol plant having a production capacity of 108 million gallons per year in Barrie, Ontario, Canada. Delta was paid $100,000 in advance for their future services and the non-refundable amount was capitalized to property under development. In September 2006, the Company entered into a similar agreement with Delta relating to the construction of an ethanol plant having a production capacity of 108 million gallons per year in Sarnia, Ontario, Canada. Delta was paid an initial amount of $70,000 and that non-refundable amount was recorded as a prepaid expense at December 31, 2006 and then reclassified and capitalized to property under development on July 30, 2007 with execution of the Agreement of Purchase and Sale with LANXESS Inc. described in note 16 e). The remaining balance of $30,000 due Delta will be paid upon issuance of an air permit by the Province of Ontario. No further amounts are payable under the terms of the Delta agreements. The relationship between Delta and the Company is exclusive during the five-year term of the Agreement whereby the Company agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at these locations and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreements made with other ethanol plant technology vendors.

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

The Company paid a non-refundable retainer of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. This payment has been recorded as a deferred financing cost at December 31, 2006. In the event that WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, the Company shall pay a commitment fee of 0.50% on the unutilized portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. The Company will also pay WestLB’s costs and expenses in connection with the financing. Other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement.

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

e)

On July 30, 2007, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($452,352) by June 30, 2008, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($452,352), it will pay LANXESS an amount of C$100,000 ($100,523) immediately, C$325,000 ($326,699) when the construction of the ethanol plant begins and C$325,000 ($326,699) when the ethanol plant commences operation for a total of C$750,000 ($753,921) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by December 31, 2008, LANXESS has the option to reacquire the land for C$450,000 ($452,352). The Company paid a refundable interest bearing deposit amount of C$10,000 ($10,053) on execution of the Agreement.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2006, and the consolidated interim financial statements for the three month period ended March 31, 2007, for the three and six month period ended June 30, 2007 and for the three and nine month period ended September 30, 2007, we determined that the accounting for the foreign currency translation of our Canadian subsidiaries was not in accordance with SFAS No. 52 and required revisions. In addition we have reclassified bank indebtedness separate from cash and cash equivalents and have also reclassified deferred financing costs as a separate long-term asset from prepaid expenses and deposits. The effects of the restatement and reclassifications on the consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2006 are as follows:

Consolidated balance sheet as at December 31, 2006 ASSETS	As previously reported	Restatement	As restated
Cash and cash equivalents	$561,715	$5,534	$567,249
Deposits	402,308	(200,000)	202,308
Property under development and equipment	438,467	(12,581)	425,886
Assets under capital lease	17,233,707	(707,627)	16,526,080
Deferred financing costs	—	200,000	200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank indebtedness	—	5,534	5,534
Deficit accumulated during the development stage	(3,276,873)	(2,543)	(3,279,416)
Accumulated other comprehensive income	654,498	(717,665)	(63,167)

Consolidated statement of operations for the year ended December 31, 2006	As previously reported	Restatement	As restated

OPERATING EXPENSES
Foreign exchange loss	$—	$2,536	$2,536
Depreciation	22,063	7	22,070

NET LOSS	$(3,245,400)	$(2,543)	$(3,247,943)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the year ended December 31, 2006	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,245,400)	$(2,543)	$(3,247,943)
Items not involving cash:
Depreciation	22,063	7	22,070
Changes in non-cash working capital balances:
Deposits	(402,308)	200,000	(202,308)
Other	(52,972)	52,972	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(200,000)	(200,000)
Bank indebtedness	—	5,534	5,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property under development and equipment	(460,530)	(105)	(460,635)
Effect of exchange rate changes on cash	—	(50,331)	(50,331)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	548,325	5,534	553,859
CASH AND CASH EQUIVALENTS:
End of period	$561,715	$5,534	$567,249

There are no current and deferred income tax implications to this restatement.

The effects of the restatement and reclassifications on the consolidated balance sheet as of September 30, 2007 and the consolidated statement of operations and the consolidated statement of cash flows for the three and nine month period ended September 30, 2007 are as follows:

Consolidated balance sheet as at September 30, 2007 ASSETS	As previously reported	Restatement	As restated
Deposits	$212,254	$(200,000)	$12,254
Prepaid expenses	456,070	(126,449)	329,621
Property under development and equipment	1,733,134	170,191	1,903,325
Assets under capital lease	19,492,681	2,349,430	21,842,111
Deferred financing costs	—	317,671	317,671
Other assets	5,506	946	6,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deficit accumulated during the development stage	(6,161,615)	97,616	(6,063,999)
Accumulated other comprehensive income	(2,243,849)	2,414,173	170,324

Consolidated statement of operations for the three months ended September 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$303,324	$(11,902)	$291,422
Foreign exchange loss (gain)	—	(58,829)	(58,829)
Depreciation	9,963	760	10,723

NET LOSS	$(821,267)	69,971	(751,296)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$—	$(0.01)

Consolidated statement of operations for the nine months ended September 30, 2007	As previously reported	Restatement	As restated

OPERATING EXPENSES
General and administrative	$929,219	$(13,190)	$916,029
Foreign exchange loss (gain)	—	(87,701)	(87,701)
Depreciation	29,163	732	29,895

NET LOSS	$(2,884,742)	$100,159	$(2,784,583)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$—	$(0.03)

Consolidated statement of cash flows for the three months ended September 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(821,267)	$69,971	$(751,296)
Items not involving cash:
Depreciation	9,963	760	10,723
Unrealized foreign exchange loss	—	634	634
Changes in non-cash working capital balances:
Accounts receivable	99,894	(2,749)	97,145
Deposits	(10,198)	(3,778)	(13,976)
Prepaid expenses	171,395	3,879	175,274
Accounts payable	416,496	(223,407)	193,089
Accrued liabilities	270	2,861	3,131
Other	(129,011)	129,011	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(20,187)	(20,187)
Bank indebtedness	28,830	(364)	28,466
Due to related party	574,536	5,998	580,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(496,227)	23,008	(473,219)
Effect of exchange rate changes on cash	—	14,363	14,363
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	773,542	257,855	1,031,397

Consolidated statement of cash flows for the nine months ended September 30, 2007	As previously reported	Restatement	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,884,742)	$100,159	$(2,784,583)
Items not involving cash:
Depreciation	29,163	732	29,895
Unrealized foreign exchange loss	—	26,468	26,468
Changes in non-cash working capital balances:
Accounts receivable	38,368	10,872	49,240
Deposits	190,054	1,793	191,847
Prepaid expenses	24,816	170,348	195,164
Accounts payable	1,452,265	(919,463)	532,802
Other	(147,414)	147,414	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(63,763)	(63,763)
Bank indebtedness	499,605	(949)	498,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property under development and equipment	(1,323,830)	752,299	(571,531)
Assets under capital lease	—	(237,530)	(237,530)
Effect of exchange rate changes on cash	—	11,620	11,620
SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	2,258,974	(14,560)	2,244,414

There are no current and deferred income tax implications to this restatement.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2007 and 2006

          During the three-month periods ended September 30, 2007 and 2006, we did not generate any revenues.

During the three-month period ended September 30, 2007, we incurred costs and expenses totaling $751,196, including $440,195 in salaries and benefits, $291,422 in general and administrative expense, $46,784 in occupancy costs, a foreign exchange gain of $58,829, $10,723 in depreciation expense and $21,001 in interest expense.

The general and administrative expense of $291,422 included legal and accounting fees of $159,209, consulting fees of $85,980, travel related costs of $8,401 and other miscellaneous costs totaling $37,832. Occupancy costs of $46,784 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange gain of $58,829 in 2007 occurred due to the impact of the weakening of the US$ dollar against the C$ dollar during the year on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $21,001 arose in the three-month period ended September 30, 2007, with interest accrued of $14,727 at an interest rate of 12% per annum on average loan balances of $487,000 outstanding on the Union Capital Trust line of credit throughout the period and with interest accrued of $7,669 at an interest rate of 8% per annum on average loan balances of $362,000 outstanding on the Aurora Beverage Corporation line of credit, partially offset by interest income received on Canadian Federal goods and services tax refunds.

During the three-month period ended September 30, 2006, our total expenses were $1,267,092, including $784,626 in salaries and benefits, $427,964 in general and administrative expense, $46,779 in occupancy costs and $7,723 in depreciation expense. Salaries and benefits declined $344,431 in the three-month period ended September 30, 2007 from the same period last year as a $466,843 decline in stock based compensation expense more than offset a $122,412 increase in wage and benefit costs associated with increased staff levels. General and administrative expenses fell $124,640 from the same period last year primarily due to a $88,245 decrease in consulting costs which included $70,477 paid to Muse Stancil for market research in the three-month period ended September 30, 2006 and a $19,593 decrease in travel costs. There were no foreign exchange gains or losses and no interest costs in three-month period ended September 30, 2006, as the exchange rate between the US$ and the C$ was stable and as we were not borrowing funds.

          As a result, we incurred a net loss of $751,296 for the three-month period ended September 30, 2007 ($0.01 per share), compared to a net loss of $1,267,092 for three-month period ended September 30, 2006 ($.01 per share).

Comparison of Results of Operations for the nine months ended September 30, 2007 and 2006

          During the nine-month periods ended September 30, 2007 and 2006, we did not generate any revenues.

During the nine-month period ended September 30, 2007, we incurred costs and expenses totaling $2,784,583, including $1,760,377 in salaries and benefits, $916,029 in general and administrative expense, $132,255 in occupancy costs, a foreign exchange gain of $87,701, $29,895 in depreciation expense and $33,728 in interest expense.

The general and administrative expense of $916,029 included legal and accounting fees of $408,038, consulting fees of $250,681, travel related costs of $87,595 and other miscellaneous costs totaling $169,715. Occupancy costs of $132,255 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. During the nine-month period ended September 30, 2006, our total expenses were $2,203,494. This $582,926 or 26% increase in operating expenses from the same period in 2006 is a direct result of our commencement of our new business plan in April 2006, described herein.

          As a result, we incurred a net loss of $2,784,583 for the nine-month period ended September 30, 2007 ($0.03 per share), compared to a net loss of $2,203,494 for nine-month period ended September 30, 2006 ($.02 per share). Because we do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until mid 2009, or we successfully acquire an operating ethanol plant, following is our Plan of Operation.

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

In order to allow us to continue to implement our business plan, on March 30, 2007, we entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union has agreed to provide us with a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal and unpaid interest is due on or before March 30, 2008. As of the date of this Report, we have drawn down an aggregate of $557,637 on this line of credit. The trustee of the Union Capital Trust Line of Credit is Ronald Wyles. Ronald Wyles owns 10,000,000 shares of our outstanding Common Stock or 9.5% interest.

Also on July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest is due on or before July 8, 2008. As of the date of this Report, we have drawn down an aggregate of $672,536 on this line of credit. Aurora is a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock or 9.5% interest. We believe that this Union and Aurora lines of credit will provide sufficient monies to fund the expected $1,000,000 deposits required on each of our EPC contracts for Barrie and Sarnia and our expected working capital requirements for project development (approximately $1,500,000 per quarter) until we are in a position to begin construction at Barrie and draw on the proposed WestLB line of credit described above herein. We estimate that we will require $454 million in additional debt or equity capital to complete the construction and commissioning of the Barrie and Sarnia facilities, and there are no assurances that we will be able to raise this capital when needed.

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

RISKS RELATED TO OUR PROPOSED OPERATIONS

We have incurred losses in the past and expect to incur greater losses until our ethanol production begins. We are a development stage company and we have not yet commenced operations. As of September 30, 2007, we had an accumulated deficit of $6,063,999. For the nine-month period ended September 30, 2007, we incurred a net loss of $2,784,583 and for the year ended December 31, 2006, we incurred a net loss of $3,247,943. We expect to incur significantly greater losses at least until the completion of our initial ethanol production facility. We estimate that the earliest completion date of this facility and, as a result, our earliest date of ethanol production will not occur until the fourth quarter of 2009. Until then, we expect to rely on cash from debt and equity financing to fund all of the cash requirements of our business. Until we successfully build and begin operating our proposed ethanol plants we will experience negative cash flow. Once our ethanol plants are built and become operational, there are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A downturn in the demand for ethanol would significantly and adversely affect our sales and profitability.

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

5.	Based on requirements of WestLB indicative term sheets dated December 13, 2006, close debt and or equity financing in June 2008.
6.	With financing closed, give EPC contractor full notice to proceed with detailed engineering work in June 2008.

7.	Based on discussions with AKSC and other EPC contractors, completion of site preparation work in August 2008.
8.	Based on discussions with AKSC and other EPC contractors, EPC contractor mobilizes to site in August 2008.
9.	Based on discussions with AKSC and other EPC contractors, first pour of concrete in September 2008.
10.	Based on discussions with AKSC and other EPC contractors, start of plant commissioning in November 2009.
11.	Based on EPC term sheet signed March 9, 2007 with AKSC and discussions with other EPC contractor and ethanol plant technology providers, full operations of plant in February 2010.

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

In the course of evaluating our internal controls over financial reporting as at September 30, 2007, management has identified the following weaknesses:

•

Segregation of Duties – Given our limited staff level, certain duties within the accounting and finance department cannot be properly segregated resulting in a weakness in the area of segregation of duties which could result in a material misstatement in our financial statements. This weakness is considered to be a common area of deficiencies for many smaller listed companies.

•

Financial Reporting Process – A weakness existed in regard to our financial reporting process as it related to accounting for foreign currency translations beginning in 2006 that necessitated the restatement of results for the year ended December 31, 2006 and for the three month periods ended March 31, 2007, June 30, 2007 and September 30, 2007. The spreadsheet used to prepare the financial statements has been improved and is expected to be replaced with a multi currency, multi site accounting software in 2008.

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

Dated: August 15 , 2008	NORTHERN ETHANOL, INC. (Registrant) By: s/Gordon Laschinger_____________ Gordon Laschinger, Chief Executive Officer & President