Form 10QSB/A
period 2008-03-31
NORTHERN ETHANOL, INC.
filed 2008-09-22
CIK 1323923

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 22, 2008, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

EXPLANATORY NOTE

This amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 initially filed with the Securities and Exchange Commission (“SEC”) on May 19, 2008 is being filed to include the disclosure requirements of Item 308T of Regulation S-B as described in Item 3A(T). These disclosure requirements include management’s report on the effectiveness of our internal controls over financial reporting and a discussion of any material weakness in disclosure controls and related remediation initiatives.

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
LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)
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
STOCKHOLDERS’ (DEFICIENCY):
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

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Income

(Unaudited)

Three Months ended March 31, 2008 and March 31, 2007

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Stock-based compensation	—	—	385,463	—	—	385,463
Other comprehensive income	—	—	—	—	13,791	13,791
Net loss for the three months ended March 31, 2007	—	—	—	(984,625)	—	(984,625)
Balances, March 31, 2007	104,096,500	$10,410	$5,939,922	$(4,264,041)	$(49,376)	$1,636,915

Balances, December 31, 2007	104,096,500	$10,410	$6,526,827	$(6,856,914)	$168,335	$(151,342)
Stock-based compensation	—	—	45,501	—	—	45,501
Other comprehensive income	—	—	—	—	(7,436)	(7,436)
Net loss for the three months ended March 31, 2008	—	—	—	(684,817)	—	(684,817)
Balances, March 31, 2008	104,096,500	$10,410	$6,572,328	$(7,541,731)	$160,899	$(798,094)

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Nov 29, 2004 (Inception) to March 31
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(684,817)	$(984,625)	$(7,541,731)
Items not involving cash:
Depreciation	11,225	9,041	74,540
Stock-based compensation	45,501	385,463	2,686,223
Changes in non-cash working capital balances:
Accounts receivable	(16,632)	19,146	(46,768)
Deposits	422	199,978	(11,885)
Prepaid expenses	19,638	3,997	(307,806)
Accounts payable	(108,052)	147,183	781,250
Accrued liabilities	128,470	(33,106)	289,820
Net cash (used in) provided by operating activities	(604,245)	(252,923)	(4,076,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	—	(263,764)
Bank indebtedness	(508,462)	(3,649)	11,372
Due to related party	938,085	—	1,993,956
Proceeds from issuance of common stock	—	—	3,896,515
Principal payment of capital lease obligation	—	(2,090)	(5,825)
Net cash (used in) provided by financing activities	429,623	(5,739)	5,632,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property under development and equipment	(10,000)	(62,382)	(1,001,191)
Assets under capital lease	—	(237,530)	(709,672)
Other assets	—	—	(5,506)
Net cash (used in) provided by investing activities	(10,000)	(299,912)	(1,716,369)

Effect of exchange rate changes on cash	175,598	(5,438)	161,070

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,024)	(553,136)	598

CASH AND CASH EQUIVALENTS:
Beginning of period	9,622	567,249	—
End of period	$598	$14,113	$598

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease	$791,602	$475,346	$20,588,679
Income taxes paid	—	—	353

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

Going concern:

There is substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will commence ethanol producing operations in the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no revenue, no earnings, and negative operating cash flows, and has financed its activities through bank borrowings, loans from related parties, capital lease arrangements and the issuance of shares. The Company’s ability to continue as a going concern is dependent on obtaining investment capital and achieving profitable operations. There can be no assurance that the Company will be successful in raising sufficient investment capital to commence ethanol producing operations and to generate sufficient cash flows to continue as a going concern. These consolidated financial statements do not reflect the adjustments that might be necessary to the carrying amount of reported assets, liabilities and revenue and expenses and the balance sheet classification used if the Company were unable to commence ethanol producing operations in accordance with this assumption.Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated on consolidation.Comparatives:

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

13

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

In December 2007, the FASB issued a revised standard, SFAS 141R, Business Combinations on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, as of the acquisition date

•	An acquisition date gain is reflected for a “bargain purchase”
•	For step acquisitions, the acquirer re-measures its non-controlling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income
•	A number of other significant changes from the previous standard including related to taxes and contingencies

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The lease requires total payments of C$58,715,938 ($57,200,134) over the remaining term of the lease, of which C$40,056,574 ($39,022,477) is interest and C$18,659,364 ($18,177,657) is the repayment of the capital lease amount. The capital lease principal will be paid down by C$32,633 ($31,790) as a result of monthly lease payments that will be made over the next year.Effective January 24, 2007, under agreement with the lessor, the monthly lease payments under the Barrie lease were deferred until the completion of an engineering study to determine the extent of the renovation of the buildings on the leased property. This study and any amendment to the lease are expected to be completed later in 2008. Effective June 1, 2007, under agreement with the lessor, the monthly lease payments under the Head Office lease were also deferred.

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

23

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

Because we do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, which is not expected to occur until mid 2010, or we successfully acquire an operating ethanol plant, following is our Plan of Operation.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three-month period ended March 31, 2008.

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

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No.157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard, SFAS 141R, Business Combinations on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at “full fair value”
•	Most acquisition-related costs would be recognized as expenses as incurred
•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date
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

ITEM 3(A)T.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness discussed immediately below to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses and Related Remediation Initiatives

In our May 19, 2008 filing of our Form 10QSB for the fiscal quarter ended March 31, 2008, we did not include the following disclosure requirements of Item 308T of Regulation S-B:

•	Heading the section as Item 3A(T) to identify that the disclosure was subject to Item 308T of Regulation S-B
•	A statement that our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures.;
•	A discussion of our material weakness in disclosure controls as a result of not following the requirements of Item 308T of Regulation S-B.

We intend to remedy this internal control weakness during our third fiscal quarter ended September 30, 2008 by filing amendments to our Forms 10QSB and 10Q respectively for the fiscal quarters ended March 31, 2008 and June 30, 2008 to follow the disclosure requirements of Item 308T and to direct our management to maintain a current and in-depth knowledge on the disclosure requirements of the United States Securities and Exchange Commission.

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

NORTHERN ETHANOL, INC.

Dated: September 22, 2008	By: s/Gordon Laschinger_________
Gordon Laschinger,
Chief Financial Officer

Dated: September 22, 2008	By: s/Richard Smith_____________
Richard Smith,
Chief Financial Officer