Form 10KSB/A
period 2007-12-31
NORTHERN ETHANOL, INC.
filed 2008-09-23
CIK 1323923

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A1

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of September 23, 2008, was 104,096,500 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

Documents Incorporated by Reference: Portions of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held June 17, 2008, are incorporated by reference in certain sections of Part III.

EXPLANATORY NOTE

This amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 initially filed with the Securities and Exchange Commission ("SEC") on April 16, 2008 is being filed to include the disclosure requirements of Item 308T of Regulation S-B as described in Item 8A(T).  These disclosure requirements include the following:

• A statement of management's responsibility for establishing anbd maintaining adequate internal control over our financial reporting;

• A statement identifying the framework used by management to evaluate the effectiveness of our internal control over financial reporting;

• Management's report on the effectiveness of our internal controls over financial reporting, including a discussin of any material wekness in disclosure controls and related remediation initiatives;

• A statement that our annual report does not require an attestation of our registered public accounting firm regarding our internal control over financial reporting;

• The disclosure of any changes in our internal controls from our last fiscal quarter.

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

According to Statistics Canada (http://www40.statcan.ca/l01/cst01/trade37b.htm), gasoline consumption in Canada in 2006 was 39.7 billion litres (10.5 billion gallons), of which 15.5 billion litres (4 billion gallons) was consumed in Ontario. Based on this, management estimates that ethanol demand in Ontario reached approximately 780 million litres (200 million gallons) in 2007 due to the requirements of a 5% average Ontario ethanol blend. According to the Canadian Renewable Fuels Association, current ethanol production capacity in Canada is approximately 735 million litres (194 million gallons), of which 428 million litres (113 million gallons) was located in Ontario (http://www.greenfuels.org/ lists.php#ethProd). We believe that this led to an excess of demand over domestic supply in Ontario in 2007.

According to the Renewable Fuels Association (“RFA”) (http://www.ethanolrfa.org/ industry/statistics/), the United States ethanol industry has experienced significant production growth in recent years from 1.3 billion gallons produced in 1996 to 4.9 billion gallons in 2006. Total U.S. demand for ethanol in 2006 was approximately 5.4 billion gallons. The following chart has been developed by the Company from data obtained from the RFA and illustrates the growth in U.S. ethanol production from 1996 to 2006. US ethanol consumption data was only available from 2002 onward.

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

We have secured, or are in the advanced stages of securing, sites to build ethanol processing facilities at the following locations, in the capacities indicated:

•

Barrie, Ontario, Canada; 108 million gallons – This 35 acre site has been obtained under a 25•year lease with two ten year renewal options at the then current market for comparable properties. The lease allows us to utilize all existing site infrastructure and demolish or modify existing structures to optimize plant operations. We are leasing our Barrie site and our Head Office space from Fercan Developments Inc., a company owned by the same individual that owns Rosten Investments Inc. (“Rosten”). Rosten owns 10,000,000 shares of our outstanding Common Stock, or 9.6% interest. See “PART III, ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

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

The carrying values of cash and cash equivalents, bank indebtedness, due to related parties, other current assets, accrued expenses and accounts payable approximate fair values due to the short period of time to maturity. The carrying value of the obligation under capital lease approximates fair value as the discount rate of 12% in the capital lease approximates current market rates of interest available to the Company for the same or similar debt instruments.In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS Nos. 133 and 140. This statement is effective for all financial instruments acquired or issued by the Company on or after January 1 2007. The adoption SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

\

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

ITEM 8A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a reasonable assurance level due to the material weakness discussed immediately below to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO). Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to the following material weakness.

This annual report on Form 10-KSB does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Material Weaknesses and Related Remediation Initiatives

In our April 16, 2008 filing of our Form 10KSB for the year ended December 31, 2007, we did not include the following disclosure requirements of Item 308T of Regulation S-B:

•	Heading the section as Item 8A(T) to identify that the disclosure was subject to Item 308T of Regulation S-B
•	A statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;
•	A statement identifying the framework used by management to evaluate the effectiveness of our internal control over financial reporting;
•	A discussion of our material weakness in disclosure controls as a result of not following the requirements of Item 308T of Regulation S-B;
•	A statement that our annual report does not require an attestation of our registered public accounting firm regarding our internal control over financial reporting;
•	Disclosure of a change in our internal controls from our last fiscal quarter;

We intend to remedy this internal control weakness during our third fiscal quarter ended September 30, 2008 by filing amendments to our Form 10KSB for the year ended December 31, 2007 and to our Forms 10QSB and 10Q respectively for the fiscal quarters ended March 31, 2008 and June 30, 2008 to follow the disclosure requirements of Item 308T and to direct our management to maintain a current and in-depth knowledge on the disclosure requirements of the United States Securities and Exchange Commission.

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

CHANGES IN INTERNAL CONTROLS

          During the most recently completed fiscal quarter, we identified a material weakness in our internal controls related to our accounting for foreign currency translations that necessitated the restatement of results for the year ended December 31, 2006 and the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. As of December 31, 2007, we have changed our internal controls over the translation of the assets and liabilities of our Canadian subsidiaries to comply with SFAS No. 52, “Foreign Currency Translation”. This is the only change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2008.

NORTHERN ETHANOL, INC. (Registrant) By: __s/Gordon Laschinger_____________ Gordon Laschinger Chief Executive Officer & President

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2008.

s/Gordon Laschinger___________________ Gordon Laschinger, Director
s/Andrew I. Telsey_____________________ Andrew I. Telsey, Director
s/Andrew M. Gertler___________________ Andrew M. Gertler, Director
____________________________________ Robert Richards, Director
___________________________________ Paul T. Durst, Director
s/Frank F. Klees______________________ Frank F. Klees, Director