Form 10-Q/A
period 2008-06-30
NORTHERN ETHANOL, INC.
filed 2008-09-23
CIK 1323923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

          As of September 19, 2008, there were 104,096,500 shares of Northern Ethanol, Inc. Common Stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008 is being filed to include the disclosure requirements of Item 308T of Regulation S-B as described in Item 4(T). These disclosure requirements include management’s report on the effectiveness of our internal controls over financial reporting and a discussion of any material weakness in disclosure controls and related remediation initiatives.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

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

Material Weaknesses and Related Remediation Initiatives

In our August 14, 2008 filing of our Form 10Q for the fiscal quarter ended June 30, 2008, we did not include the following disclosure requirements of Item 308T of Regulation S-B:

•	Heading the section as Item 4T to identify that the disclosure was subject to Item 308T of Regulation S-B
•	A discussion of our material weakness in disclosure controls as a result of not following the requirements of Item 308T of Regulation S-B as of June 30, 2008.

We intend to remedy this internal control weakness during our third fiscal quarter ended September 30, 2008 by filing amendments to our Form 10Q for the fiscal quarter June 30, 2008 to follow the disclosure requirements of Item 308T and to direct our management to maintain a current and in-depth knowledge on the disclosure requirements of the United States Securities and Exchange Commission.

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

NORTHERN ETHANOL, INC.

Dated: September 22, 2008	By: s/ Gordon Laschinger______________
Gordon Laschinger,
Chief Executive Officer & President

Dated: September 22, 2008	By:s/ Richard Smith__________________
Richard Smith
Chief Financial Officer