Form 10-Q
period 2008-09-30
NORTHERN ETHANOL, INC.
filed 2008-12-23
CIK 1323923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

          As of December 23, 2008, there were 104,096,500 shares of Northern Ethanol, Inc. Common Stock, $0.0001 par value per share, issued and outstanding.

	PART I.	Page
	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2008 and 2007 (unaudited)	F-3
	Consolidated Statements of Cash Flows for the Three and Nine-Month Periods Ended September 30, 2008 and 2007 (unaudited)	F-4
	Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	38

Item 4.	Controls and Procedures.	38

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	39

Item 1A.	Risk Factors.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Submission of Matters to a Vote of Security Holders.	44

Item 5.	Other Information.	44

Item 6.	Exhibits.	44

Signatures		45

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Balance Sheets

As at:	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73	$9,622
Accounts receivable (note 4)	45,659	30,136
Deposits (note 5)	11,505	12,307
Prepaid expenses (note 6)	317,024	327,444
Total current assets	374,261	379,509

Property under development and equipment (note 7)	932,541	1,426,882
Assets under capital lease (notes 8 and 11)	-	22,749,105
Deferred financing costs (note 9)	-	341,883
Other assets	6,030	6,473
	$1,312,832	$24,903,852
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Bank indebtedness (note 10)	$45,572	$519,834
Accounts payable (note 11)	1,571,869	4,477,441
Accrued liabilities (note 11)	671,425	161,350
Due to related party (note 11)	8,443,149	1,055,871
Current portion of obligation under capital lease (note 14)	32,550	31,951
Total current liabilities	10,764,565	6,246,447

Obligation under capital lease (note 14)	17,486,275	18,808,747
	28,250,840	25,055,194
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 100,000,000 shares authorized; none issued and outstanding (note 13)	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized;
(104,096,500 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively (note 13))	10,410	10,410
Additional paid-in capital	6,787,165	6,526,827
Deficit accumulated during the development stage	(33,934,016)	(6,856,914)
Accumulated other comprehensive income	198,433	168,335
	(26,938,008)	(151,342)
Going concern (note 2 a))
Commitments (note 16)
Contingencies (note 17) Subsequent events (note 18)
	$1,312,832	$24,903,852

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30		Period from Nov 29, 2004 (Inception) to September 30
	2008	2007	2008	2007	2008
REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Impairment of Barrie asset (note 3)	24,415,284	-	24,415,284	-	24,415,284
Write off of deferred financing costs (note 9)	343,729	-	343,729	-	343,729
Salaries and benefits (note 12)	433,355	440,195	1,241,047	1,760,377	5,593,003
General and administrative	197,569	291,422	607,678	916,029	2,714,322
Occupancy costs	46,363	46,784	143,383	132,255	424,364
Foreign exchange loss (gain)	23,099	(58,829)	39,714	(87,701)	27,911
Depreciation	11,035	10,723	33,649	29,895	96,964
Interest	165,109	21,001	252,618	33,728	318,439
	25,635,543	751,296	27,077,102	2,784,583	33,934,016

NET LOSS	$(25,635,543)	$(751,296)	$(27,077,102)	$(2,784,583)	$(33,934,016)

BASIC AND DILUTED LOSS PER SHARE	$(0. 25)	$(0.01)	$(0.26)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,096,500	104,096,500	104,096,500	104,096,500

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income

(Unaudited)

Nine Months ended September 30, 2008 and September 30, 2007

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances, December 31, 2006	104,096,500	$10,410	$5,554,459	$(3,279,416)	$(63,167)	$2,222,286
Comprehensive Income:
Net loss for the nine months ended September 30, 2007	—	—	—	(2,784,583)	—	(2,784,583)
Other comprehensive income	—	—	—	—	233,491	233,491
Total comprehensive income						(2,551,092)
Stock-based compensation	—	—	856,653	—	—	856,653
Balances, September 30, 2007	104,096,500	$10,410	$6,411,112	$(6,063,999)	$170,324	$527,847

Balances, December 31, 2007	104,096,500	$10,410	$6,526,827	$(6,856,914)	$168,335	$(151,342)
Comprehensive Income:
Net loss for the nine months ended September 30, 2008	—	—	—	(27,077,102)	—	(27,077,102)
Other comprehensive income	—	—	—	—	30,098	30,098
Total comprehensive income						(27,047,004)
Stock-based compensation	—	—	260,338	—	—	260,338
Balances, September 30, 2008	104,096,500	$10,410	$6,787,165	$(33,934,016)	$198,433	$(26,938,008)

See accompanying notes to unaudited consolidated interim financial statements

Northern Ethanol, Inc.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30		Nine months ended September 30,		Period from Nov 29, 2004 (Inception) to September 30
	2008	2007	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,635,543)	$(751,296)	$(27,077,102)	$(2,784,583)	$(33,934,016)
Items not involving cash:
Impairment of Barrie asset	24,415,284	-	24,415,284	-	24,415,284
Write off of deferred financing costs	343,729	-	343,729	-	343,729
Depreciation	11,035	10,723	33,649	29,895	96,964
Stock-based compensation	127,875	152,762	260,338	856,653	2,901,060
Unrealized foreign exchange loss (gain)	23,984	634	36,236	26,468	36,236
Changes in non-cash working capital balances:
Accounts receivable	4,429	97,145	(18,374)	49,240	(48,510)
Deposits	-	(13,876)	-	191,847	(12,307)
Prepaid expenses	(32,261)	175,274	(12,277)	195,164	(339,721)
Accounts payable	121,641	192,989	(87,650)	532,802	801,650
Accrued liabilities	334,566	3,131	518,155	27,568	679,507
Net cash (used in) provided by operating activities	(285,261)	(132,514)	(1,588,012)	(874,946)	(5,060,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(558)	(20,187)	(558)	(63,763)	(264,322)
Bank indebtedness	40,020	28,466	(472,001)	498,656	47,833
Due to related party	694,171	580,534	7,459,607	672,536	8,515,478
Proceeds from issuance of common stock	—	—	—	—	3,896,515
Principal payment of capital lease obligation	(5,110)	—	(64,735)	(2,090)	(70,560)
Net cash (used in) provided by financing activities	728,523	588,813	6,922,313	1,105,339	12,124,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property under development and equipment	(12,515)	(473,219)	(257,226)	(571,531)	(1,248,417)
Assets under capital lease	(447,907)	—	(5,086,619)	(237,530)	(5,796,291)
Other assets	—	—	—	—	(5,506)
Net cash (used in) provided by investing activities	(460,422)	(473,219)	(5,343,845)	(809,061)	(7,050,214)

Effect of exchange rate changes on cash	356	14,363	(5)	11,620	(14,533)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,804)	(2,557)	(9,549)	(567,048)	73

CASH AND CASH EQUIVALENTS:
Beginning of period	16,877	2,758	9,622	567,249	—
End of period	$73	$201	$73	$201	$73

SUPPLEMENTAL CASH FLOW INFORMATION
Assets acquired under capital lease funded by current obligations	$257,435	$1,031,397	$257,435	$2,244,414	$17,019,000
Additions to property under development and equipment	226,782	23,008	301,509	752,299	613,566
Income taxes paid	—-	—-	—-	—-	353
Interest paid	415	—-	16,345	—-	17,503

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

In July 2006, the Company engaged in a forward split of its Common Stock whereby it issued ten (10) shares of its Common Stock for every one (1) share then issued and outstanding. All references in these consolidated financial statements and notes to the Company’s issued and outstanding Common Stock are provided on a post-forward split basis, unless otherwise indicated.

In July 2006, the holders of a majority of the then issued and outstanding Common Stock approved an amendment to the Certificate of Incorporation wherein the Company’s name was changed to “Northern Ethanol, Inc.” to better reflect its current business plan. Northern Ethanol, Inc. is currently considered a development stage company.

The Company has two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company, and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

2.	SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of presentation:

(i)	Consolidated Interim Financial Statements:

The accompanying consolidated interim financial statements of the Company as of September 30, 2008, for the three and nine month periods ended September 30, 2008 and 2007 and for the period from November 29, 2004 (Inception) to September 30, 2008 have been prepared in accordance with United States accounting principles generally accepted for interim financial statement presentation and in accordance with the rules and regulations of the United States Securities and Exchange Commission for small business users. Accordingly, these consolidated interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2007. Changes in accounting policies adopted by the Company effective January 1, 2008 are set out in note 2 n).

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	SIGNIFICANT ACCOUNTING POLICIES (continued):

(ii)	Going concern:

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

The Company’s only source of financing is a line of credit provided by a related party, LDR (note 11). All draws on the LDR line of credit are subject to review and approval of the lender. On September 9, 2008, the Company was notified by LDR that its draw requests from August 15, 2008 would not be met and would be withheld until further advised.Subsequent to period end, LDR has allowed the Company to continue draw a very limited amount of the line of credit. As a result of the Company’s inability to draw sufficient amounts, it has not been able to pay its liabilities including wages for employees or engage in development activities since August 15, 2008. The Company continues to seek alternative sources of financing.

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

(iii)	Consolidation:

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

The Company follows the guidance in Statement of Financial Accounting Standard (“SFAS”) No. 13 “Accounting for Leases”, as amended, which requires the Company to evaluate the lease agreements it enters into to determine whether they represent operating or capital leases at the inception of the lease. The application of this policy is described in notes 7 and 14.

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

In February 2006, the Financial Standards Board (“FASB”) issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140.” SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No.155 also clarifies and amends certain other provisions of SFAS No.133 and 140. This statement is effective for all financial instruments acquired or issued in by the Company on or after January 1, 2007. The adoption SFAS No.155 did not have a material impact on the Company’s consolidated financial statements or results of operations.

n)	Change in Accounting Policies:

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No.157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted SFAS No.157 effective January 1, 2008. The adoption of SFAS No.157 did not have a material impact on the Company’s consolidated financial statements or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No.161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No.133”(“SFAS No. 161”). This statement requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of derivative instruments and gains and losses thereon. The statement is effective for periods beginning on or after November 15, 2008. The adoption of SFAS No.161 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

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

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	IMPAIRMENT OF BARRIE ASSETS:

During the third quarter ended September 30, 2008, the Company experienced significant cash flow issue (Note 2 (a) (ii)) concerning the availability of financing required to construct the Barrie facility. While the Company expects the zoning matter in (Note 17) to be resolved in its favor the persistence of the problems noted above as it relates to the lender caused management to revise its estimates of the future cash flows expected from this facility. These estimated cash flows indicate that the carrying value of the properties under development related to the Barrie facility as well as the asset under capital lease are less than their carrying value. The assets were written down to their fair value. Accordingly, the Company recorded an impairment charge in September 30, 2008 related to the Barrie facility as follows:

September 30, 2008
Write off of Property Under Development	$916,000
Assets Under Capital Lease	$23,499,284
Total	$24,415,284

4.	ACCOUNTS RECEIVABLE:

	September 30, 2008	December 31, 2007

Canadian federal government Goods and Services tax receivable	$45,659	$30,136

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	DEPOSITS:

	September 30, 2008	December 31, 2007

Refundable deposit on non-binding letter of intent for Sarnia land purchase	$9,397	$10,088
Refundable deposit on head office lease utilities	1,118	1,200
Refundable deposit on non-binding letter of intent for Sarnia lease	980	1,009
Refundable deposit on non-binding letter of intent for Niagara Falls land purchase	10	10
	$11,505	$12,307

6.	PREPAID EXPENSES:

	September 30, 2008	December 31, 2007

Prepaid rent for Barrie and head office leases (note 14)	$277,555	$297,966
Prepaid insurance	34,539	21,452
Prepaid other	4,930	8,026
	$317,024	$327,444

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT:

September 30, 2008	Cost	Accumulated Depreciation	Net book Value

Properties under development	$754,173	$—	$754,173
Computer equipment and software	49,913	36,198	13,715
Furniture and equipment	185,677	43,457	142,220
Leasehold improvements	40,138	17,705	22,433
	$1,029,901	$97,360	$932,541

December 31, 2007	Cost	Accumulated Depreciation	Net book Value

Properties under development	$1,203,619	$—	$1,203,619
Computer equipment and software	50,784	25,697	25,087
Furniture and equipment	199,331	31,702	167,629
Leasehold improvements	43,090	12,543	30,547
	$1,496,824	$69,942	$1,426,882

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	PROPERTY UNDER DEVELOPMENT AND EQUIPMENT (continued):

During the nine months ended September 30, 2008, the Company capitalized $485,388 of engineering and site design costs and $74,162 of legal advisory costs to the cost of property under development at the Barrie, Ontario, Sarnia, Ontario and Niagara Falls, New York locations that are being developed into ethanol production facilities. The Company will not capitalize costs to property under development beyond what is recoverable from operations. Depreciation of property under development will commence once the property has been determined to be available for its intended use. The assets will be depreciated over their estimated useful lives. During the three months ended September 30, 2008, the Company determined that the assets related to the Barrie site were not recoverable and an impairment of $916,000 was recorded (note 3)

8.	ASSETS UNDER CAPITAL LEASE:

September 30, 2008	Cost	Asset impairment (note 3)	Net book Value
Assets under capital lease	$23,499,284	$(23,499,284)	$-

December 31, 2007	Cost	Accumulated Depreciation	Net book Value
Assets under capital lease	$22,749,105	$—	$22,749,105

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

During the nine months ended September 30, 2008, the Company capitalized interest costs of $1,636,591, lessor’s operating cost charges of $450,427 and property tax of $321,733 to the cost of the assets under capital lease at the Barrie property that may be developed into an ethanol production facility. . See Note 3 for impairment of Barrie asset.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	DEFERRED FINANCING COSTS:

	September 30, 2008	December 31, 2007
Non-refundable retainer paid to WestLB AG (note 16 c)	-	200,000
Deferred financing costs for WestLB AG commitment (note 16 c)	-	141,883
	$-	$341,883

As a result of the cash flow problems experienced by the Company as described in note 2 (a) (ii) and note 3 the Company determined that the deferred financing costs previously deferred should be written off.

10.	BANK INDEBTEDNESS:

	September 30, 2008	December 31, 2007

Indebtedness under unauthorized bank overdraft	$36,256	$—
Indebtedness under Line of Credit Agreement	—	511,579
Indebtedness under corporate credit card	9,316	8,255
	$45,572	$519,834

On March 30, 2007, the Company entered into a Line of Credit Agreement with Union Capital Trust, Nassau, Bahamas (“Union”) wherein Union agreed to provide a $6 million unsecured line of credit. Interest accrues at the rate of twelve percent (12% per annum) and is payable monthly. Principal of $469,192 and interest of $57,524 was repaid at the maturity of the Line of Credit Agreement on March 31, 2008 with funds borrowed under the Company’s line of credit with LDR Properties Inc. (note 11).

11.	RELATED PARTY BALANCES AND TRANSACTIONS:

	September 30, 2008	December 31, 2007
Indebtedness under LDR Line of Credit Agreement	$8,443,149	$1,055,871

On July 9, 2007, the Company entered into a Line of Credit Agreement with Aurora Beverage Corporation (“Aurora”), wherein Aurora agreed to provide a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest was due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended (the “First Amendment”) to increase the maximum principal amount of the loan to $2 million. On March 7, 2008, the Company entered into an amendment (the “Second Amendment”) wherein as a result of a reorganization, the lender was changed to LDR Properties Inc. (“LDR”), the line of credit was increased from $2,000,000 to $8,000,000 and the due date for this line of credit was amended from July 8, 2008, to July 8, 2009. Effective June 30, 2008, the Line of Credit Agreement with LDR was amended (the “Third Amendment”) to increase the maximum principal amount of the loan to $12 million. The principal and interest outstanding on this line of credit is now due on July 8, 2009. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. As of September 30, 2008, a principal amount of $8,443,149 was outstanding under this LDR line of credit and interest of $261,416 was accrued as an accrued liability.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS (continued):

All draws on the LDR line of credit are subject to review and approval of the lender. On September 9, 2008, the Company was notified by LDR that its draw requests from August 15, 2008 would not be met and would be withheld until further advised.Subsequent to period end, LDR allowed the Company to continue to draw a very limited amount of the line of credit. As the LDR Line of Credit is the Company’s only source of financing and the Company is unable to draw sufficient funds, it has not been able to pay its liabilities including wages of employees or engage in development activities since August 15, 2008. The company continues to have the LDR line of credit in place however the draws are constrained. The Company is seeking alternative sources of financing.

Aurora Beverage Corporation and LDR Properties Inc, both Ontario corporations, are companies owned by the same individual that owns Fercan Developments Inc. (“Fercan”). Fercan owns 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

During the nine months ended September 30, 2008, the Company received advances of $482,005 from the Company’s Chairman, President and Chief Executive Officer that were repaid on June 30, 2008 from advances under the LDR line of credit. The Company has not reimbursed the Company’s Chairman, President and Chief Executive Officer for expenses in the amount of $116,518 incurred on behalf of the Company. This amount is included in accounts payable at September 30, 2008.

The trustee of the Union Capital Trust Line of Credit (note 10) is Ronald Wyles. Ronald Wyles originally owned 10,000,000 shares of the Company’s outstanding Common Stock or 9.6% interest.

In April 2006, the Company, through a Canadian subsidiary, entered into a lease for its head office space, as further discussed in note 14. Also in April 2006, the Company, through another Canadian subsidiary, entered into the Barrie lease for property to be used as an ethanol processing facility, as further discussed in note 14. These leases were entered into with Fercan. During the nine months ended September 30, 2008, lease payments due to Fercan of $3,366,522 that were included in accounts payable at December 31, 2007 and lease payments of 2,302,199 for the period up to August 31, 2008 were paid from advances under the LDR line of credit.

In September 2006, the Company deposited $200,000 in trust with Aurora, to hold storage tanks for possible use in ethanol production. This refundable deposit gave the Company a right of first refusal to purchase the tanks for a period of 180 days at a price to be negotiated. Following a decision not to utilize these storage tanks, the Company was refunded this deposit in February 2007.

During the nine months ended September 30, 2008, the Company incurred legal fees and expenses of $39,250 (2007 - $87,652) with Andrew I. Telsey, P.C. for corporate and securities counsel. The amount due to Andrew I. Telsey, P.C of $75,863 was included in accounts payable at September 30, 2008. Andrew I. Telsey, the Company’s Corporate Secretary and one of its directors, is the sole shareholder of Andrew I. Telsey, P.C.

During the nine months ended September 30, 2008, the Company incurred consulting fees of $66,266 (2007 - $61,098) with Frank Klees. An amount of $63,428 due to Frank Klees was included in accrued liabilities at September 30, 2008 and an additional amount of $44,822 was included in accounts payable at September 30, 2008. Frank Klees is one of the Company’s directors.

During the nine months ended September 30, 2008, the Company purchased $nil (2007 - $2,024) in furniture and design services from Dragonfly Design Group, a company owned by the adult daughter of the Company’s Chairman, President and Chief Executive Officer. All transactions with related parties are at arm’s length.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	STOCK OPTIONS:

On April 4, 2006, the Company approved the 2006 Stock Plan (the “Plan”) and reserved 8,000,000 shares of Common Stock for issuance under the Plan.

A summary of the status of Company’s stock option plan as of September 30, 2008 and of changes in options outstanding under the Company’s plan during the nine month period ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008 and December 31, 2007	5,090,000	$1.00

Options exercisable at September 30, 2008	4,225,196	$1.00
Non-vested options at September 30, 2008	864,804	$1.00

Stock options outstanding as of September 30, 2008, were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	5,090,000	2.95	$1.00	4,225,196	$1.00

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	4.2% to 5.1%
Volatility factor of the future expected market price of the Company’s common shares	86.6%
Weighted average expected life in years	5.0
Weighted average forfeiture rate	3.2%
Expected dividends	None

The fair value of the options granted as determined above was $3,387,382, of which $260,338 was expensed during the nine month period ended September 30, 2008 (September 30, 2007 – $856,653). The weighted average fair value per share for the options granted above was $0.66.

Subsequent to the period end September 30, 2008, the Company extended the term of outstanding stock options granted to members of the Company’s Board of Directors under the Company’s 2006 Stock Option Plan for an additional period of two years. The effect of the amendment will be determined in the fourth quarter of 2008. In addition, as a result of the resignation of the Company’s employees, options to purchase an aggregate of 489,000 shares of the Company’s Common Stock terminated pursuant to their terms.

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

14	LEASE AGREEMENTS:

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

The Company also entered into a five year lease on April 20, 2006 through its wholly-owned subsidiary, Northern Ethanol (Canada) Inc., for office premises located in Toronto, Ontario, Canada to be used for its head office (the “Head Office Lease”). The terms of the office lease at the Toronto location require it to be accounted for as an operating lease. See note 3 for Barrie asset impairment.

The terms of the leases require the following minimum payments:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$533,265	$42,285	$575,550
2009	2,133,062	169,141	2,302,203
2010	2,133,062	169,141	2,302,203
2011	2,133,062	70,475	2,203,537
2012	2,133,062	—	2,133,062
Thereafter	45,041,739	—	45,041,739
Total minimum lease payments	$54,107,252	$451,042	$54,558,294
Less amount representing interest of 12%	36,588,427
	17,518,825
Less current portion	32,550
	$17,486,275

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

The lease requires total payments of C$57,580,935 ($54,107,252) over the remaining term of the lease, of which C$38,937,401 ($36,588,427) is interest and C$18,643,534 ($17,518,825) is the repayment of the capital lease principal amount. The capital lease principal will be paid down by C$34,640 ($32,550) as a result of monthly lease payments that will be made over the next year.

During the nine months ended September 30, 2008,the outstanding monthly lease payments under the Barrie lease totaling C$5,256,667 ($4,939,548) and under the Head Office lease totaling C$225,000 ($211,426) that had been previously deferred under agreement with the lessor from February 2007 and June 2007 respectively, were paid up to the period ended August 31, 2008. Under agreement with the lessor, monthly lease payments under the Barrie and Head Office leases from September 1, 2008 have been deferred until the LDR line of credit is made available or the Company obtains alternative financing.

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

The Company paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets to be used towards WestLB’s costs and expenses in connection with financing. The Company will also pay WestLB’s costs and expenses in connection with the financing. During the nine months ended September 30, 2008, the Company incurred $4,284 towards WestLB’s costs and expenses. As a result of the cash flow problems experienced by the Company as described in Note 2(a) (ii) and Note 3, the deferred financing costs previously deferred and incurred during the nine months ended September 30, 2008 were written off. See Note 9. In the event that the WestLB engagement is terminated by the Company and it enters into a similar debt financing with another lender within 12 months of terminating WestLB, the Company will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, the Company will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, the Company will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points.

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

d)

On July 30, 2007 and as amended on June 26, 2008, the Company entered into an Agreement of Purchase and Sale with LANXESS Inc. (“LANXESS”) wherein LANXESS agreed to sell approximately 30 acres of land located in Sarnia, Ontario to the Company for C$450,000 ($441,306) by March 31, 2009, at the latest. The Agreement is conditional upon the Company’s satisfaction with its physical inspection of the land, zoning and permitting, the Company entering into an Engineering, Procurement and Construction contract for the construction of an ethanol plant, the Company obtaining financing for the land purchase and plant construction and the Company and LANXESS entering into an agreement with TransAlta Energy Corporation (“TransAlta”) in respect of relief for LANXESS’s obligations under its steam supply contract with TransAlta. If the Company’s closing conditions are waived, in addition to the payment of the land purchase price of C$450,000 ($422,853), it will pay LANXESS a non-refundable amount of C$100,000 ($93,967) immediately, C$325,000 ($305,394) when the construction of the ethanol plant begins and C$325,000 ($305,394) when the ethanol plant commences operation for a total of C$750,000 ($704,755) as compensation for LANXESS’s costs to re-engineer existing infrastructure presently located on the land. If after closing of the purchase, the Company has not commenced construction of the ethanol plant under an Engineering, Procurement and Construction contract by June 30, 2009, LANXESS has the option to reacquire the land for C$450,000 ($422,853). The Company paid a refundable interest bearing deposit amount of C$10,000 ($9,397) on execution of the Agreement.

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

f)

On March 12, 2008, the Company entered into a term sheet with SK Engineering & Construction Co. Ltd. (“SK E&C”) for the development of an engineering, procurement and construction (“EPC”) contract for its proposed ethanol plant to be located in Sarnia, Ontario, Canada. The term sheet provides that SK E&C will deliver an EPC contract price within 5½ months of the execution of a Phase 2 Project Development Agreement with Delta (Note 16 g)) whereby Delta will provide a basic process engineering package to allow SK E&C to develop an EPC contact price. On October 9, 2008, SK E&C notified the Company that due to delays, the EPC contract price will be delivered in January 2009. If that price is acceptable and the Company has sufficient funds available, the Company expects to execute the EPC contract within 30 days and proceed to close financing and begin construction at the Sarnia site within 30 days thereafter. In the event that the Company does not execute an EPC contract with SK E&C, it will be required to pay a cancellation fee of $300,000.

g)

Effective May 5, 2008, the Company executed a Phase 2 Project Development Agreement (“Phase 2 Agreement”) with Delta for the Company’s proposed ethanol plant to be located in Sarnia, Ontario, Canada on the payment of a $200,000 non-refundable fee. Under this Phase 2 Agreement, Delta will provide a preliminary site layout, a preliminary mass and energy balance and a preliminary process flow diagram for the proposed plant, as well as process emissions data to assist with environmental permitting, system design specifications and a basic process engineering package suitable for estimating construction cost. A further non-refundable fee of $200,000 to Delta is included in accounts payable at September 30, 2008 with the September 2008 delivery of the basic process engineering package. These costs have been capitalized as part of Property under development. The Company will also reimburse Delta for all travel and related expenses incurred in connection with this Phase 2 Agreement. Delta’s sole remedy in the event the Phase 2 Agreement is breached by the Company is limited to the non-refundable fees of $400,000. The relationship between Delta and the Company is exclusive during the five-year term of the Phase 2 Agreement whereby the Company has agreed to use its best efforts to enter into an engineering procurement and construction contract or a technology agreement with Delta at the Sarnia location and if it fails to do so, to give Delta a first right of refusal for 60 days to assume any agreement made with another ethanol plant technology vendor.

h)

In August 2008, the Company committed to pay bonuses to its employees within ten business days of the financial closing of the Company’s first ethanol production facility. The bonuses are in recognition of the employees’ contribution to the Company’s development and are to be calculated based on an agreed percentage of the employees’ base salary from the date of commencement of employment to the date of the financial closing of the Company’s first ethanol production facility. If the financial closing for the Sarnia plant were to occur as described in Note 16 f), the amount of the contingent bonus payable would have be C$1,074,000 ($1,009,000), however most of these employees are no longer with Company.

i)

On August 19, 2008, the Company entered into an agreement with DEMC Capital LLC (“DEMC”) to compensate DEMC for introducing the Company to potential financing sources for the proposed ethanol plants and to potential purchasers of the anticipated ethanol and dried distillers grain production. The agreement with DEMC provides for payment of an amount equal to 8% of the total amount that is financed through entities introduced to the Company by DEMC and that agree to provide such financing. The Company has agreed to pay DEMC a $200,000 retainer, plus an additional $100,000 when an equity financing commitment letter is produced and accepted by WestLB. The DEMC agreement also provides for the Company to pay a bi-monthly retainer of $5,000. All amounts paid to DEMC shall be applied against the 8% payment previously discussed. Subsequent to period end, the Company paid DEMC $75,000 and thereafter the agreement was terminated.

NORTHERN ETHANOL, INC.

(A DEVELOPMENT STAGE COMPANY)

(Formerly BEACONSFIELD I, INC.)

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

17.	CONTINGENCIES:

(a)

On October 7, 2008, North American (Park Place) Corporation (“Applicant”) withdrew its Notice of Application (“Application”) against Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents.

(b)

In December 2008 an action was commenced against the Company by three former senior management employees requesting a total of $946,169 for wages, insurance benefits, vacation pay, car allowances and a claim for wrongful dismissal. The complaint also includes claims for bad faith, malice punitive and exemplary damages, pre and post judgment interest and costs. These claims arose as a result of the Company’s inability to pay wages to its employees commencing in approximately August 2008. The Company will be defending these actions.

18.	SUBSEQUENT EVENTS:

On October 3, 2008, the Company received a loan of $100,000 from GLSK Consultants Inc. The loan is interest bearing at a rate of 1% per month, is unsecured and is repayable on January 2, 2009. The Company is currently negotiating the extension of the loan term. In addition, GLSK Consultants Inc., received 500,000 common share purchase warrants, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $0.01 per share with an expiry date of October 3, 2013. The warrants shall be protected against future retraction/consolidation events, if any. In the event of a dilution event, the amount of warrants issuable to GLSK Consultants Inc. shall increase to reflect the same percentage holding of Northern Ethanol, Inc. common shares as before the dilution event.

In November all but two of the Company’s employees resigned as a result of the Company’s failure to pay wages.

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

In July 2006, we engaged in a forward split of our Common Stock whereby we issued ten (10) shares of our Common Stock for every one (1) share then issued and outstanding. Also in July 2006, the holders of a majority of our then issued and outstanding Common Stock approved an amendment to our Certificate of Incorporation wherein we did change our name to “Northern Ethanol, Inc.” to better reflect our then business plan that is described herein. We are currently considered a “development stage” company.

We have two wholly-owned subsidiaries, Northern Ethanol, LLC, a New York limited liability company and Northern Ethanol (Canada) Inc., a Canadian corporation, which has three wholly-owned subsidiaries, Northern Ethanol (Barrie) Inc., Northern Ethanol (Sarnia) Inc. and Northern Ethanol Investments Inc., each of which is also a Canadian corporation.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended September 30, 2008 and 2007

          During the three-month periods ended September 30, 2008 and 2007, we did not generate any revenues.

During the three-month period ended September 30, 2008, we incurred costs and expenses totaling $25,635,543, including $24,415,284 for Barrie asset impairment, $343,729 for write off of the deferred financing costs, $433,355 in salaries and benefits, $197,569 in general and administrative expense, $46,363 in occupancy costs, a foreign exchange loss of $23,099, $11,035 in depreciation expense and $165,109 in interest expense.

During the three month period ended September 30, 2008, we experienced significant cash flow issues concerning the availability of finance required to construct our Barrie facility resulting in our recording an impairment of $24,415,284 relating to the Barrie asset under lease and Barrie property under development. We also wrote off the deferred financing costs of $343,729 previously deferred as a result of these cash flow problems.

The general and administrative expense of $197,569 included legal and accounting fees of $40,152, consulting fees of $101,580, travel related costs of $9,268 and other miscellaneous costs totaling $46,569. Occupancy costs of $46,363 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange loss of $23,099 occurred due to the impact of the strengthening of the US$ dollar against the C$ dollar during the period on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $165,109 arose largely on an accrual of $165,005 on funds borrowed from the LDR Properties Inc. (“LDR”) line of credit. The interest rate on the LDR line of credit is 8% per annum.

During the three-month period ended September 30, 2007, our total expenses were $751,296, including $440,195 in salaries and benefits, $291,422 in general and administrative expense, $46,784 in occupancy costs, a foreign exchange gain of $58,829, $10,723 in depreciation expense and $21,001 in interest expense. Salaries and benefits declined $6,840 in the three-month period ended September 30, 2008 from the same period in 2007 due to a $24,887 decline in stock based compensation expense in the current period, partially offset by an increase in the rate of exchange on the translation of our Canadian dollar based compensation. General and administrative expenses fell $93,853 from the same period due to a $99,808 reduction in legal and accounting fees incurred on a pending registration statement with the SEC and a $14,582 increase in consulting costs when we incurred additional $50,000 for advice on equity financing and off-take agreements in 2008 with an offsetting decrease in amounts of $22,318 associated with due diligence on the aborted Quad County Corn Processors acquisition and of $9,541 for community relations work in Barrie incurred during the same period in 2007. A foreign exchange gain was recorded in the three-month period ended September 30, 2007 as the Canadian dollar appreciated against the US dollar in the period whereas in the same three-month period in 2008 it weakened resulting in a foreign exchange loss. Interest costs in three-month period ended September 30, 2008 increased $144,109 over the same period in the prior year due to borrowings growth needed to fund continued development and due to the utilization of the LDR line of credit on June 30, 2008 to pay past due rent on the Barrie and Head Office leases from February 2007 and June 2007 respectively.

          As a result, we incurred a net loss of $25,635,543 for the three-month period ended September 30, 2008 ($0.25 per share), compared to a net loss of $751,296 for three-month period ended September 30, 2007 ($.01 per share).

Comparison of Results of Operations for the nine months ended September 30, 2008 and 2007

During the nine-month periods ended September 30, 2008 and 2007, we did not generate any revenues.

During the nine-month period ended September 30, 2008, we incurred costs and expenses totaling $27,077,102, including $24,415,284 for Barrie asset impairment, $343,729 for write off of the deferred financing costs, $1,241,047 in salaries and benefits, $607,678 in general and administrative expense, $143,383 in occupancy costs, a foreign exchange loss of $39,714, $33,649 in depreciation expense and $252,618 in interest expense.

During the nine month period ended September 30, 2008, we experienced significant cash flow issues concerning the availability of finance required to construct our Barrie facility resulting in our recording an impairment of $24,415,284 relating to the Barrie asset under lease and Barrie property under development. We also wrote off the deferred financing costs of $343,729 previously deferred as a result of these cash flow problems.

The general and administrative expense of $607,678 included legal and accounting fees of $151,686, consulting fees of $206,266, travel related costs of $91,427 and other miscellaneous costs totaling $158,299. Occupancy costs of $143,383 are the costs of rent, utilities, insurance and maintenance for our head office location that we began leasing on April 20, 2006. The foreign exchange loss of $39,714 occurred due to the impact of the strengthening of the US$ dollar against the C$ dollar during the period on the C$ dollar expenses of our Canadian subsidiaries. Net interest costs of $252,618 arose on the Union Capital Trust (“Union”), LDR Properties Inc. (“LDR”) lines of credit and on advances from our Chairman, President and Chief Executive Officer. The Union line of credit was repaid at the maturity of the Line of Credit Agreement on March 31, 2008 with funds borrowed under the Company’s line of credit with LDR and the advances from our Chairman, President and Chief Executive Officer were repaid on June 30, 2008 also by funds borrowed from LDR. The interest rate on the Union line of credit is 12% per annum and on the LDR line of credit and the advances from our Chairman, President and Chief Executive Officer the rate is 8% per annum. Interest amounts of $15,137, $228,404 and $8,604 were accrued on funds borrowed from these financing sources respectively during the nine-month period ended September 30, 2008.

During the nine-month period ended September 30, 2007, our total expenses were $2,784,583, including $1,760,377 in salaries and benefits, $916,029 in general and administrative expense, $132,255 in occupancy costs, a foreign exchange gain of $87,701, $29,895 in depreciation expense and $33,728 in interest expense. Salaries and benefits declined $519,330 in the nine-month period ended September 30, 2008 from the same period in 2007 primarily due to a $596,315 decline in stock based compensation expense in the current period, that was partially offset by the impact of the 8% appreciation of the Canadian dollar against the US dollar on salaries and benefits paid in Canadian dollars. There was no change in the number of employees or the Canadian dollar salary amounts paid from the same nine-month period in 2007. General and administrative expenses fell $308,351 from the same period last year when we incurred legal and accounting costs of $110,835 associated with due diligence on the aborted Quad County Corn Processors acquisition, legal and accounting costs of $62,515 in regard to a pending registration statement with the SEC, general corporate legal costs of $62,755, legal costs of $11,073 prior to securing a land purchase agreement in Sarnia and consulting costs of $61,687 for assistance with establishing our corporate governance and human resource policies, and of $9,541 for community relations work in Barrie incurred in 2007 with an offsetting increase in $50,000 additional amounts relating to advice on equity financing and off-take agreements incurred during the same period in 2008. A foreign exchange gain was recorded in the nine-month period ended September 30, 2007 as the Canadian dollar appreciated against the US dollar in the period whereas in the same nine-month period in 2008 it weakened resulting in a foreign exchange loss. Interest costs in the nine-month period ended September 30, 2008 increased $218,890 over the same period in the prior year due to borrowings growth needed to fund continued development and due to the utilization of the LDR line of credit on June 30, 2008 to pay past due rent on the Barrie and Head Office leases from February 2007 and June 2007 respectively.

As a result, we incurred a net loss of $27,077,102 for the nine-month period ended September 30, 2008 ($0.26 per share), compared to a net loss of $2,784,583 for nine-month period ended September 30, 2007 ($0.03 per share).

We do not expect to begin generating revenues until such time as our ethanol plants described herein under “Plan of Operation” become operational, assuming that we are able to commence development of these proposed ethanol plants. As of the date of this report we are reviewing the feasibility of continuing our business plan. See “Plan of Operation” below. If we do elect to proceed with our business plan we cannot estimate when we will commence construction, or when any of these plants will become operational. Following is our Plan of Operation.

PLAN OF OPERATION

In July 2006 we adopted a business plan to initially construct and operate threeethanol plants. Our goal was to produce ethanol in Ontario and New York State and to market and sell ethanol in Central Canada and the Eastern United States. In this regard we identified three proposed sites on which to build ethanol processing facilities including two locations in Ontario, Canada (Barrie and Sarnia) and one in Niagara Falls, New York for total planned production capacity of approximately 324 million gallons per annum. Each of these locations was expected to be the site for a corn-based ethanol processing facility. However, as a result of our lack of working capital, our management is currently reviewing the feasibility of our existing business plan. While no definitive decisions have been reached regarding our future endeavors, to date we have engaged in various discussions and negotiations with third parties who have expressed an interest in purchasing our proposed ethanol plant locations, either in the aggregate or individually. These possible sales will include all of the assets of each location, including all permits obtained to date, contract rights, intellectual engineering schematics and other intellectual property and miscellaneous computers and furniture. There are no assurances that any of our assets will be sold on favorable terms, or at all. If these assets are sold, we will utilize the net proceeds derived from such sale(s) to pay our past due accounts payable and other obligations. Our management will then consider other possible business ventures if the same is deemed feasible.

To date, we have secured, or have contractual rights to secure, sites to build ethanol processing facilities at the following locations, in the capacities indicated. As discussed above, all or a portion of these sites may be sold in the foreseeable future. We have intentionally limited the following discussion to describe the various assets and contractual obligations that currently exist. For a more detailed discussion of these matters, investors should review our prior reports filed with the Securities and Exchange Commission:

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

Because of our limited financial resources and as Barrie is no longer our prime development site, it is doubtful that we will be able to afford to develop the Barrie site. As a result, we recorded an impairment charge of $24,415,284 relating to the Barrie asset under lease and Barrie property under development during the three month period ended September 30, 2008.

•

Sarnia, Ontario, Canada; 108 million gallons – Effective July 30, 2007 and as amended on June 26, 2008, we entered into an Agreement of Purchase and Sale (the “Lanxess Agreement”) with Lanxess, Inc., a Canadian corporation (“Lanxess”), to acquire approximately 30 acres of land located in Sarnia, Ontario, Canada. The Lanxess Agreement replaced a July 2006 non-binding letter of intent with Lanxess for this location that provided for a 99-year lease on the property. The cost of this acquisition is C$450,000 (C$15,000 per acre), subject to adjustment upon the issuance of a surveyor’s certificate confirming the actual acreage of the property. Closing of this acquisition is required to take place no later than March 31, 2009. The Sarnia location offers an existing rail spur, steam connection from a neighboring power plant, utility connections and dock facilities.

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

The Agreement also provides us with an option to acquire certain additional adjacent property owned by Lanxess if it elects to sell or otherwise transfer this property in the future, on terms to be agreed in the future.

•

Niagara Falls, New York; 108 million gallons – On December 18, 2007 and as first amended on March 14, 2008 and as second amended on May 16, 2008, we entered into a Purchase and Sale Agreement with Praxair, Inc. (“Praxair”), to acquire approximately 70 acres of land located in Niagara Falls, NY. The cost of this property is $5,000,010, payable as follows: (i) an earnest money payment of Ten Dollars ($10) made simultaneously with the execution of the Agreement; (ii) a further sum of One Hundred Thousand Dollars ($100,000) to be paid within ten (10) days after our receipt of a fully executed Brownfield Site Cleanup Agreement by and between us and the Commission of the New York State Department of Environmental Conservation; (iii) the sum of Four Million Nine Hundred Thousand Dollars ($4,900,000) on the date that funding is available. The Niagara Falls location offers an existing rail spur, the possibility of a steam connection from a neighboring power plant and utility connections.

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

There are three primary means of transporting ethanol in North America, including rail, truck or barge and not all of these transportation modes are available to other ethanol companies. All of the aforesaid locations have ease of access to all three modes, which are expected to reduce transportation costs. We believe the sites we have chosen provide access to a number of available local gasoline blending facilities owned by major refiners including Getty Oil, Imperial Oil (Exxon), PetroCanada, Shell and Suncor.

The potential drawbacks of these locations include higher transportation costs for feedstock and higher property costs. While no assurances can be provided, we believe that this will be offset by the reduced cost of transporting ethanol because of proximity to the end use market.

As previously reported we estimate that the Barrie, Sarnia and Niagara Falls plants will cost $688 million combined based on the target price range of $180 million to $200 million stated in the EPC term sheet we executed March 9, 2007 with Aker Kvaerner Songer Canada Ltd. (“AKSC”) for our Barrie plant, a maximum price of $204 million stated in the EPC term sheet we executed March 12, 2008 with SK Engineering & Construction Co. Ltd. (“SK E&C”) for our Sarnia plant, discussions with Delta-T, and our indicative term sheet executed December 13, 2006 with WestLB AG, (“WestLB”).

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

We paid a non-refundable retainer of $200,000 to WestLB on execution of the engagement letter and indicative term sheets using funds from the net proceeds of $3,846,500 received from our September 2006 private placement. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within twelve months of terminating WestLB, we will pay WestLB a termination fee of $10,000,000. If the financing contemplated in the engagement letter and indicative term sheets is finalized with WestLB, we will pay to WestLB a structuring and arrangement fee of the greater of $5,000,000 or 2% of the principal amount of the senior financing and $5,000,000 or 5% of the principal amount of the subordinated financing. In addition, we will pay a fee to market the senior and subordinate loans of 1% of the principal amount of each. The interest rate on the senior financing will be at LIBOR plus an anticipated spread of 325 to 350 basis points. Until the senior loan has been fully drawn, we shall pay a commitment fee of 0.50% on the undrawn portion. The interest rate on the subordinate financing will be at LIBOR plus an anticipated spread of 1000 basis points. As the subordinate financing will be fully drawn on closing there will be no commitment fees applicable on that facility. We expect other covenants, representations and warranties will form part of the final documentation on closing of the loan agreement. We also agreed to pay WestLB’s costs and expenses in connection with the financing. As of the date of this Report, we have paid $110,581 for costs incurred by WestLB’s legal and engineering advisors from funds borrowed under our Line of Credit Agreements with LDR Properties Inc. (formerly Aurora Beverage Corporation) and Union Capital Trust. There is no termination date to the WestLB engagement letter. WestLB had indicated that they are interested in including our proposed Niagara Falls, New York location in their debt syndication but we have not received a revised engagement letter and indicative term sheet from them as of the date of this Report.

As previously reported with the execution of the SK E&C EPC term sheet for our Sarnia location on March 12, 2008, a convertible bond term sheet (“Bond Term Sheet”) dated November 14, 2007 between us and SinoUp & Rise Ltd. (“Sino”) of Beijing, China that contained a provision giving Sino the right to nominate the EPC Contractor became effective. Under the terms of the Bond Term Sheet, on condition of WestLB successfully completing the arrangement of our senior debt and subordinate debt financing, Sino agreed to provide the 25% balance of the financing (approximately $45 million per facility to a maximum total amount of $90 million) required for our Barrie and Sarnia ethanol facilities in the form of a 7 year convertible bond, subordinated to the WestLB senior and subordinated debt financing. As of the date of this Report Sino has advised that they are no longer interested in participating with us on these proposed projects, which is part of the reason why we are considering the alternatives described above.

We previously reported that we have had discussions with Sino regarding their participating in the financing of our proposed Niagara Falls, New York location. We have also discussed the financing required for our proposed Niagara Falls, New York location with investment bankers, financial institutions and private investors, but as of the date of this Report we have received no binding commitments. As of the date of this Report Sino has advised that they are no longer interested in participating with us on these proposed projects, which is part of the reason why we are considering the alternatives described above.

We may not be able to obtain sufficient funding from one or more investors or other financial institutions for our proposed locations. If such funding is obtained, it may not be on terms that we have anticipated or that are otherwise acceptable to us. It appears unlikely that we will be able to secure adequate financing, or financing on acceptable terms and as a result, we may be forced to abandon our construction of our planned ethanol production facilities. See “Risk Factors.”

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had $73 in cash and cash equivalents.

There is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which assumes that we will commence ethanol producing operations in the foreseeable future and accordingly will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has no revenue, no earnings, and negative operating cash flows, and has financed its activities through bank borrowings, loans from related parties, capital lease arrangements and the issuance of shares.

The Company’s only source of financing is a line of credit provided by a related party, LDR Properties. (See details below).

The Company’s ability to continue as a going concern is dependent on obtaining investment capital and achieving profitable operations. There can be no assurance that we will be successful in raising sufficient investment capital to commence ethanol producing operations and to generate sufficient cash flows to continue as a going concern.

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

On July 9, 2007, we entered into a Line of Credit Agreement with Aurora Beverage Corporation, (“Aurora”) wherein Aurora has agreed to provide us with a $1 million unsecured line of credit. Interest accrues at the rate of eight percent (8% per annum) and is payable monthly. Principal and unpaid interest was due on or before July 8, 2008. Effective December 14, 2007, the Line of Credit Agreement with Aurora was amended to increase the maximum principal amount of the loan to $2,000,000. On March 7, 2008, the Aurora Line of Credit Agreement was further amended, as a result of a reorganization, to change the lender to LDR Properties Inc. (“LDR”), to increase the loan principal amount to $8,000,000 and to extend the due date to July 8, 2009. Effective June 30, 2008, the Line of Credit Agreement with LDR was amended to increase the maximum principal amount of the loan to $12,000,000. The balance of the terms of the initial Line of Credit Agreement remains as originally stated. All draws on the LDR (formerly Aurora) line of credit are subject to review and approval of the lender. On September 9, 2008, we were notified by LDR that our draw requests from August 15, 2008 would not be met and would be withheld until further advised.As of the date of this report, LDR has allowed us to continue to draw a very limited amount of our line of credit. Each of our submissions to draw down on this line of credit is reviewed by LDR and thereafter, we are advised whether such submission will be honored. We have been relying upon this line of credit arrangement to remain in business. As a result of our inability to draw down sufficient sums to allow us to pay our obligations as they become due, we have been forced to reconsider our business plan and begin discussions with various third parties to sell our existing assets. LDR, an Ontario corporation, is a company owned by the same individual that owns Fercan Developments Inc. (“Fercan”). Fercan owns 10,000,000 shares of our outstanding Common Stock, or

9.6%. As the LDR Line of Credit is our only source of financing, we have not been able to pay our liabilities, including wages for our employees or engage in any further development activities since August 15, 2008. In November 2008 most of our employees elected to resign their positions with us due to nonpayment of wages and other benefits we had been providing to them. As of the date of this report we only have two employees left, including Mr. Gord Laschinger, our Chief Executive Officer and Chief Financial Officer. We are seeking alternative sources of financing. To date we have been unable to secure any alternative source of financing and it is doubtful we will be able to do so in the foreseeable future.

On October 27, 2008 we obtained a three month unsecured loan from GSLK Consultants Inc. in the principal amount of $100,000 that bears interest at the rate of 1% per month and is repayable on January 9, 2009. We are currently negotiating the extension of the loan term. As additional consideration for this loan we issued 500,000 common stock purchase warrants, each warrant exercisable to purchase one share of our common stock at an exercise price of $0.01 per warrant. These warrants expire October 2, 2013. The warrants are protected against future retraction/consolidation event, if any. In the event of a dilution event, the number of warrants shall increase to reflect the same percentage holding of our common shares as before the dilution event We utilized the loan proceeds of this loan for operating expenses.

Our lease commitments for our head office space and for our Barrie plant are as follows:

Fiscal Year	Barrie Lease	Head Office Lease	Total
Balance of 2008	$533,265	$42,285	$575,550
2009	2,133,062	169,141	2,302,203
2010	2,133,062	169,141	2,302,203
2011	2,133,062	70,475	2,203,537
2012	2,133,062	—	2,133,062
Thereafter	45,041,739	—	45,041,739
Total minimum lease payments	$54,107,252	$451,042	$54,558,294

We do not anticipate that we will be able to satisfy our current lease commitments.

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2008.

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

In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No.161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No.133”(“SFAS No. 161”). This statement requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of derivative instruments and gains and losses thereon. The statement is effective for periods beginning on or after November15, 2008. The adoption of SFAS No.161 is not expected to have a material impact on our consolidated financial statements or results of operations.

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

Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our Chief Executive Officer/Chief Financial Officer conducted an evaluation of our disclosure controls and procedures. Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer/ Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

          We have remedied internal control weakness during our third fiscal quarter ended September 30, 2008 by filing amendments to our Form 10Q for the fiscal quarter June 30, 2008 to follow the disclosure requirements of Item 308T and to direct our management to maintain a current and in-depth knowledge on the disclosure requirements of the United States Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 21, 2007, we received a Notice of Application (the “Application”) between North American (Park Place) Corporation (the “Applicant”) and Fercan Developments Inc., Northern Ethanol (Barrie) Inc., Northern Ethanol (Canada) Inc. and the City of Barrie (“Respondents”), applying for a declaration that the zoning of the property at 1 Big Bay Point Road, Barrie, Ontario does not permit the property to be used as an ethanol production plant, for a permanent injunction prohibiting the property from being used as an ethanol production plant and for the costs of the Application to be paid by the Respondents. The Application was withdrawn to be heard before a judge of the Ontario Superior Court of Justice on October 7, 2008.

We believe that the current zoning for the property does permit the production of ethanol and the possibility of the Applicant’s claim being successful is remote. Interim and proposed city by-law prohibit ethanol production. Our site plan application was done in June 2007. Therefore, management is of the opinion that our site application is grandfathered and therefore zoning will permit ethanol production. We have been and intend to continue to vigorously pursue our defense.

Subsequent Event

In December 2008 an action was commenced against us in the Ontario Superior Court of Justice, Ontario, Canada, Case NO. CV-08-00367734, by Messrs. Langille, Reader and Smith, all of whom were former members of our Company’s upper management and requests relief in the amounts of $300,142.75, $337,918.12 and $308,108.15, respectively, including wages, insurance benefits, vacation pay, car allowances and a claim for wrongful dismissal. The relevant complaint also includes claims for bad faith, malice punitive and exemplary damages, pre and post judgment interest and costs. These claims arose as a result of our inability to pay wages to our employees commencing approximately August 2008. We are defending these actions. See “Plan of Operation.” There are no assurances that we will be able to sell these locations, or if we are so successful, that we will be able to negotiate a mutually acceptable settlement with any of these former employees. We are relying on LDR for any costs associated incurred in defending these actions.

ITEM 1A.	RISK FACTORS

          An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR PROPOSED OPERATIONS

          Most of our requests to draw down on our line of credit with LDR have been refused. As a result, we have been unable to pay salaries or other obligations as they become due in the normal course of business.In November 2008 most of our employees elected to resign their positions with us due to nonpayment of wages and other benefits we had been providing to them. As of the date of this report we only have two employees left, including Mr. Gord Laschinger, our Chief Executive Officer and Chief Financial Officer. We have also ceased all development activities applicable to our proposed ethanol plants and have begun negotiations and discussions with third parties to sell our existing assets. There are no assurances that we will be able to consummate a sale of these assets on favorable terms, or at all. If we are unable to sell these assets it is highly unlikely we will be able to continue in business. If we are successful in selling these assets and derive sufficient funds from such sale to pay our existing obligations, or reach settlement terms with our creditors, we may elect to change our business purpose. As of the date of this report no activity has been undertaken in this regard and so long as we have significant liabilities there can be no assurances that we will adopt a new business plan.

We have incurred losses in the past and expect to incur greater losses in the future. We are a development stage company and we have not yet commenced operations and do not expect that we will be financially able to develop our proposed ethanol plants. As of September 30, 2008, we had an accumulated deficit of $33,934,016. For the nine-month period ended September 30, 2008, we incurred a net loss of $27,077,102, and for the year ended December 31, 2007, we incurred a net loss of $3,577,498. While we no longer expect to incur costs associated with the development of our proposed ethanol plants with the lack of financing and our general and administrative expenses will decrease as a result of our losing our employees, we do expect to incur losses because we do not have any source of income.

In order to complete the construction of our planned ethanol production facilities, we needed the infusion of significant additional debt and equity funding which we have been unable to obtain. We anticipate that we will need to raise approximately $688 million in equity and/or debt financing to complete construction of our three proposed ethanol production facilities in Barrie and Sarnia, Ontario and Niagara Falls, New York. Because we have been unable to secure this financing we are currently attempting to sell our existing assets. There are no assurances we will be able to sell these assets on favorable terms, or at all. If we do not sell these assets we will be forced to go out of business.

Holders of our Common Stock may suffer significant dilution in the future. As of the date of this Report we do not have sufficient capital available to allow us to build any of the three ethanol plants discussed herein. As a result, we may elect to change our business plan to one that does not involve the development of ethanol plants. If we are able to sell our assets and pay off or otherwise settle our outstanding liabilities and adopt a new business plan, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement a new business plan. If we do so, investors will suffer significant dilution.

If we are unable to raise the required senior debt and subordinate debt financing with WestLB, we will lose our non-refundable retainer deposit and we may be liable to pay significant termination fees. In December 2006, we paid a non-refundable retainer deposit of $200,000 to WestLB on execution of the engagement letter and indicative term sheets. We also agreed to pay all of WestLB’s expenses in connection with arrangement, placement and underwriting of the financing. As of the date of this Report, we have paid $110,581 for costs incurred by WestLB’s legal and engineering advisors. If WestLB is unable to secure adequate financing, or financing on acceptable terms is unavailable for any reason, we will lose the $200,000 non-refundable retainer deposit and we will not be able to recover expenses paid. In the event that we chose to terminate the WestLB engagement and we enter into a similar debt financing with another lender within 12 months of terminating WestLB, we will be required to pay WestLB a termination fee of $10,000,000.

Our success depends, to a significant extent, upon the continued services of Gordon Laschinger, our President and Chief Executive Officer. Mr. Laschinger is the only management level employee that remains in our employ. The loss of Mr. Laschinger could result in our ceasing operations unless another person is retained, which is doubtful given our lack of working capital. In addition, we do not maintain “key person” life insurance covering Mr. Laschinger or any other executive officer. The loss of Mr. Laschinger could also prevent the achievement of our business objectives.

We have not conducted any significant business operations as yet and have been unprofitable to date. Accordingly, there is no prior operating history by which to evaluate the likelihood of our success or our contribution to our overall profitability. We will probably never complete construction of an ethanol production facility and commence significant operations in the ethanol industry.

          We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K. We have evaluated our internal control systems in order to allow our management to report on our internal controls, as a required part of our annual report on Form 10-K that began with our reports for the fiscal year ended December 31, 2007. In addition, the independent registered public accounting firm auditing our company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls for the fiscal year ended December 31, 2009.

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

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate. Holders of our shares of Common Stock registered pursuant to our Form SB-2 registration statement which became effective on September 26, 2007, are permitted, subject to few limitations, to freely sell these shares of Common Stock. Sales of substantial amounts of Common Stock, including shares issued upon the exercise of stock options issued pursuant to the Stock Plan we have adopted, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock. In addition to the shares of Common Stock registered on our Form SB-2 registration statement, there is an aggregate of 4,720,667 shares of our Common Stock underlying options that have been issued and which may be exercised over the next 12 month period. Also, an aggregate of 100,000,000 shares of our Common Stock have been held by certain non-affiliates of our Company (as that term is defined under the Securities Act of 1933, as amended) for a period sufficient to allow them to sell their shares. If they do so, such sales could have a material and adverse affect on the prevailing market prices for our Common Stock, if and when such a market develops.

The market price of our Common Stock may decrease significantly in the future. The market price of our Common Stock may decrease as a result of our inability to successfully develop our proposed ethanol plant locations.

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

On October 27, 2008 we obtained a three month unsecured loan from GSLK Consultants Inc. in the principal amount of $100,000 that bears interest at the rate of 1% per month and is repayable on January 9, 2009. We are currently negotiating the extension of the loan term. As additional consideration for this loan we issued 500,000 common stock purchase warrants, each warrant exercisable to purchase one share of our common stock at an exercise price of $0.01 per warrant. These warrants expire October 2, 2013. The warrants are protected against future retraction/consolidation event, if any. In the event of a dilution event, the amount of warrants shall increase to reflect the same percentage holding of our common shares as before the dilution event. We utilized the proceeds of this loan for operating expenses.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/ Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer/ Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN ETHANOL, INC.

Dated: December 23, 2008	By: s/Gordon Laschinger______________________ Gordon Laschinger, Chief Executive Officer & Chief Financial Officer